Form 10-Q
period 2015-06-30
Hudson Pacific Properties, L.P.; Hudson Pacific Properties, Inc.
filed 2015-08-10
CIK 1496264, 1482512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number 001-34789
______________________________________
Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
(Exact name of Registrant as specified in its charter)

Hudson Pacific Properties, Inc.	Maryland (State or other jurisdiction of incorporation or organization)	27-1430478 (I.R.S. Employer Identification Number)
Hudson Pacific Properties, L.P.	Maryland (State or other jurisdiction of incorporation or organization)	80-0579682 (I.R.S. Employer Identification Number)

11601 Wilshire Blvd., Sixth Floor Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)
(310) 445-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Hudson Pacific Properties, Inc.	Common Stock, $.01 par value	New York Stock Exchange
Hudson Pacific Properties, Inc.	8.375% Series B Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Hudson Pacific Properties, L.P.	Common Units Representing Limited Partnership Interests	None
(Former name, former address and
former fiscal year if changed since last report)
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hudson Pacific Properties, Inc. Yes  ☒   No  ☐        Hudson Pacific Properties, L.P. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Hudson Pacific Properties, Inc. Yes  ☒    No  ☐        Hudson Pacific Properties, L.P. Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hudson Pacific Properties, Inc.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Hudson Pacific Properties, L.P.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

The number of shares of common stock outstanding at August 5, 2015 was 89,490,025.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the three months ended June 30, 2015 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Our Company is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2015, we owned approximately 61.4% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 38.6% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC and Blackstone Real Estate Partners V and VI (“Blackstone”). As the sole general partner of our operating partnership, our Company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
We believe combining the quarterly reports on Form 10-Q of our Company and our operating partnership into this single report results in the following benefits:

•	enhancing investors’ understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation because a substantial portion of the disclosure applies to both our Company and our operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are a few differences between our Company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership units of our operating partnership. As a result, our Company does not conduct business itself, other than acting as the sole general partner of our operating partnership, issuing equity from time to time and guaranteeing certain debt of our operating partnership. Our Company itself does not issue any indebtedness but guarantees some of the debt of our operating partnership. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, of which we serve as the sole general partner.  Our operating partnership is structured as a partnership and has no public traded equity. Except for net proceeds from equity issuances by our Company, which are generally contributed to our operating partnership in exchange for units of partnership interest in our operating partnership, our operating partnership generates the capital required by our Company’s business through our operating partnership’s operations, our operating partnership’s incurrence of indebtedness or through the issuance of units of partnership interest in our operating partnership.
The presentation of non-controlling common units, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our Company and those of our operating partnership. The common units in our operating partnership are accounted for as partners’ capital in our operating partnership’s consolidated financial statements and, to the extent not held by our Company, as non-controlling common units in our Company’s consolidated financial statements. The differences between stockholders’ equity, partners’ capital and non-controlling common units result from the differences in the equity issued by our Company and our operating partnership.
To help investors understand the few but significant differences between our Company and our operating partnership, this report presents the consolidated financial statements separately for our Company and our operating partnership. All other sections of this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our Company and our operating partnership.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate “Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our Company and our operating partnership.

Hudson Pacific Properties, Inc.
Hudson Pacific Properties, L.P.
FORM 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$1,399,207	$620,805
Building and improvements	4,103,152	1,284,602
Tenant improvements	272,779	116,317
Furniture and fixtures	9,952	13,721
Property under development	124,582	135,850
Total real estate held for investment	5,909,672	2,171,295
Accumulated depreciation and amortization	(181,163)	(134,657)
Investment in real estate, net	5,728,509	2,036,638
Cash and cash equivalents	40,327	17,753
Restricted cash	17,319	14,244
Accounts receivable, net	12,312	16,247
Notes receivable	28,476	28,268
Straight-line rent receivables	47,137	33,006
Deferred leasing costs and lease intangibles, net	381,370	102,023
Deferred finance costs, net	18,384	8,723
Interest rate contracts	8,689	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	21,853	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$6,313,130	$2,340,885
LIABILITIES AND EQUITY
Notes payable	$2,119,157	$918,059
Accounts payable and accrued liabilities	75,205	36,844
Lease intangible liabilities, net	125,795	40,969
Security deposits	21,100	6,257
Prepaid rent	21,909	8,600
Interest rate contracts	1,766	1,750
Liabilities associated with real estate held for sale	275	43,214
TOTAL LIABILITIES	2,365,207	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at June 30, 2015 and December 31, 2014, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 89,078,401 shares and 66,797,816 shares outstanding at June 30, 2015 and December 31, 2014, respectively	890	668
Additional paid-in capital	1,739,088	1,070,833
Accumulated other comprehensive income (loss)	2,856	(2,443)
Accumulated deficit	(40,766)	(34,884)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,847,068	1,179,174
Non-controlling interest—members in Consolidated Entities	262,756	42,990
Non-controlling common units in the Operating Partnership	1,827,922	52,851
TOTAL EQUITY	3,937,746	1,275,015
TOTAL LIABILITIES AND EQUITY	$6,313,130	$2,340,885

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Office
Rental	$120,052	$39,905	$161,628	$75,915
Tenant recoveries	17,790	5,988	23,854	11,559
Parking and other	5,716	7,013	11,011	11,492
Total office revenues	143,558	52,906	196,493	98,966
Media & entertainment
Rental	5,394	5,958	10,861	11,407
Tenant recoveries	253	384	493	704
Other property-related revenue	2,556	2,811	6,665	6,445
Other	58	70	131	203
Total media & entertainment revenues	8,261	9,223	18,150	18,759
Total revenues	151,819	62,129	214,643	117,725
Operating expenses
Office operating expenses	46,691	18,573	63,826	34,500
Media & entertainment operating expenses	5,069	5,838	11,074	11,843
General and administrative	10,373	6,579	19,573	12,355
Depreciation and amortization	73,592	17,944	90,750	34,612
Total operating expenses	135,725	48,934	185,223	93,310
Income from operations	16,094	13,195	29,420	24,415
Other (income) expense
Interest expense	14,113	6,445	19,606	12,969
Interest income	(48)	(11)	(101)	(20)
Acquisition-related expenses	37,481	—	43,525	105
Other expenses	40	12	(1)	13
Total other expenses	51,586	6,446	63,029	13,067
(Loss) income from continuing operations before (loss) gain on sale of real estate	(35,492)	6,749	(33,609)	11,348
(Loss) gain on sale of real estate	(591)	—	22,100	—
(Loss) income from continuing operations	(36,083)	6,749	(11,509)	11,348
Loss from discontinued operations	—	(60)	—	(126)
Net loss from discontinued operations	—	(60)	—	(126)
Net (loss) income	(36,083)	6,689	(11,509)	11,222
Net income attributable to preferred stock and units	(3,195)	(3,195)	(6,390)	(6,395)
Net income attributable to restricted shares	(80)	(69)	(150)	(138)
Net (income) loss attributable to non-controlling interest in consolidated entities	(1,893)	61	(3,395)	104
Net loss (income) attributable to common units in the Operating Partnership	16,008	(121)	15,412	(168)
Net (loss) income attributable to Hudson Pacific Properties, Inc. common stockholders	$(25,243)	$3,365	$(6,032)	$4,625
Basic and diluted per share amounts:
Net (loss) income from continuing operations attributable to common stockholders	(0.28)	0.05	(0.07)	0.07
Net (loss) income attributable to common stockholders’ per share—basic and diluted	$(0.28)	$0.05	$(0.07)	$0.07
Weighted average shares of common stock outstanding—basic	88,894,258	66,485,639	82,906,087	65,063,596
Weighted average shares of common stock outstanding—diluted	88,894,258	69,421,621	82,906,087	67,997,167
Dividends declared per share of common stock	$0.1250	$0.1250	$0.2500	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(36,083)	$6,689	$(11,509)	$11,222
Other comprehensive income (loss) cash flow hedge adjustment	9,650	(812)	9,025	(1,364)
Comprehensive income	(26,433)	5,877	(2,484)	9,858
Comprehensive income attributable to preferred stock and units	(3,195)	(3,195)	(6,390)	(6,395)
Comprehensive income attributable to restricted shares	(80)	(69)	(150)	(138)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(1,893)	61	(3,395)	104
Comprehensive income attributable to common units in the Operating Partnership	12,263	(93)	11,686	(120)
Comprehensive income attributable to Hudson Pacific Properties, Inc. stockholders	$(19,338)	$2,581	$(733)	$3,309

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Shares of Common Stock	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interests — Members in Consolidated Entities	Total Equity	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866	$10,475
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468	—
Equity offering transaction costs	—	—	—	(1,599)	—	—	—	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	—	—	—	(298)
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)	—
Declared dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)	(641)
Amortization of stock-based compensation	—	—	—	7,979	—	—	—	—	7,979	—
Net income	—	—	12,144	—	10,229	—	359	149	22,881	641
Cash flow hedge adjustment	—	—	—	—	—	(1,446)	(53)	—	(1,499)	—
Balance at December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	—	—		217,795	217,795	—
Distributions	—	—	—	—	—	—	—	(1,424)	(1,424)	—
Proceeds from sale of common stock, net of underwriters’ discount	12,650,000	127	—	385,462	—	—	—	—	385,589	—
Transaction related costs	—	—	—	(4,754)	—	—	—	—	(4,754)	—
Issuance of unrestricted stock	8,754,881	87	—	285,358	—	—	—	—	285,445	—
Issuance of Common units for acquisition of properties	—	—	—	—	—	—	1,814,936	—	1,814,936	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(59,024)	(1)	—	(1,833)	—	—	—	—	(1,834)	—
Declared Dividend	—	—	(6,072)	(21,176)	—	—	(7,335)	—	(34,583)	(318)
Amortization of stock-based compensation	—	—	—	4,363	—	—	—	—	4,363	—
Net income	—	—	6,072	—	(5,882)	—	(15,412)	3,395	(11,827)	318
Cash Flow Hedge Adjustment	—	—	—	—	—	5,299	3,726	—	9,025	—
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	934,728	9	—	20,835	—	—	(20,844)	—	—	—
Balance at June 30, 2015	89,078,401	$890	$145,000	$1,739,088	$(40,766)	$2,856	$1,827,922	$262,756	$3,937,746	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,509)	$11,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90,750	34,612
Amortization of deferred financing costs and loan premium, net	1,915	178
Amortization of stock-based compensation	4,152	3,255
Straight-line rent receivables	(14,789)	(7,294)
Amortization of above-market leases	4,262	1,110
Amortization of below-market leases	(16,119)	(3,950)
Amortization of lease incentive costs	282	133
Bad debt expense	391	121
Amortization of ground lease	577	124
Amortization of discount and net origination fees on purchased and originated loans	(208)	—
Gain from sale of real estate	(22,100)	—
Change in operating assets and liabilities:
Restricted cash	(236)	(932)
Accounts receivable	3,610	26
Deferred leasing costs and lease intangibles	(13,766)	(4,541)
Prepaid expenses and other assets	(13,859)	(39)
Accounts payable and accrued liabilities	21,838	(2,550)
Security deposits	14,517	(138)
Prepaid rent	13,843	4,554
Net cash provided by operating activities	63,551	35,891
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(69,621)	(51,506)
Property acquisitions	(1,764,596)	(75,580)
Proceeds from sale of real estate	87,680	—
Deposits for property acquisitions	(1,500)	—
Net cash used in investing activities	(1,748,037)	(127,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,368,155	92,787
Payments of notes payable	(208,633)	(170,439)
Proceeds from issuance of common stock	385,589	197,468
Common stock issuance transaction costs	(4,754)	(653)
Dividends paid to common stock and unit holders	(28,511)	(17,355)
Dividends paid to preferred stock and unit holders	(6,390)	(6,395)
Contributions by members	217,795	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(1,424)	(1,531)
Repurchase of vested restricted stock	(1,834)	—
Payment of loan costs	(12,933)	52
Net cash provided by financing activities	1,707,060	93,636
Net increase in cash and cash equivalents	22,574	2,441
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$40,327	$32,797

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$32,107	$15,694
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(15,770)	$5,129
Issuance of Common stock in connection with property acquisition (Note 3)	87	—
Additional paid-in capital in connection with property acquisition (Note 3)	285,358	—
Non-controlling common units in the Operating Partnership in connection with property acquisition (Note 3)	1,814,936	—
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	—	(449)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
REAL ESTATE ASSETS
Land	$1,399,207	$620,805
Building and improvements	4,103,152	1,284,602
Tenant improvements	272,779	116,317
Furniture and fixtures	9,952	13,721
Property under development	124,582	135,850
Total real estate held for investment	5,909,672	2,171,295
Accumulated depreciation and amortization	(181,163)	(134,657)
Investment in real estate, net	5,728,509	2,036,638
Cash and cash equivalents	40,327	17,753
Restricted cash	17,319	14,244
Accounts receivable, net	12,312	16,247
Notes receivable	28,476	28,268
Straight-line rent receivables	47,137	33,006
Deferred leasing costs and lease intangibles, net	381,370	102,023
Deferred finance costs, net	18,384	8,723
Interest rate contracts	8,689	3
Goodwill	8,754	8,754
Prepaid expenses and other assets	21,853	6,692
Assets associated with real estate held for sale	—	68,534
TOTAL ASSETS	$6,313,130	$2,340,885
LIABILITIES
Notes payable	$2,119,157	$918,059
Accounts payable and accrued liabilities	75,205	36,844
Lease intangible liabilities, net	125,795	40,969
Security deposits	21,100	6,257
Prepaid rent	21,909	8,600
Interest rate contracts	1,766	1,750
Liabilities associated with real estate held for sale	275	43,214
TOTAL LIABILITIES	2,365,207	1,055,693
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,177
CAPITAL
Partners’ Capital:
8.375% series B cumulative redeemable preferred units, 5,800,000 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively ($25.00 per unit liquidation preference.)	145,000	145,000
Common units, 145,374,716 and 69,180,379 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,529,990	1,087,025
Total Hudson Pacific Properties, Inc. Capital	3,674,990	1,232,025
Non-controlling interest—members in Consolidated Entities	262,756	42,990
TOTAL CAPITAL	3,937,746	1,275,015
TOTAL LIABILITIES AND CAPITAL	$6,313,130	$2,340,885

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per unit amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Office
Rental	$120,052	$39,905	$161,628	$75,915
Tenant recoveries	17,790	5,988	23,854	11,559
Parking and other	5,716	7,013	11,011	11,492
Total office revenues	143,558	52,906	196,493	98,966
Media & entertainment
Rental	5,394	5,958	10,861	11,407
Tenant recoveries	253	384	493	704
Other property-related revenue	2,556	2,811	6,665	6,445
Other	58	70	131	203
Total media & entertainment revenues	8,261	9,223	18,150	18,759
Total revenues	151,819	62,129	214,643	117,725
Operating expenses
Office operating expenses	46,691	18,573	63,826	34,500
Media & entertainment operating expenses	5,069	5,838	11,074	11,843
General and administrative	10,373	6,579	19,573	12,355
Depreciation and amortization	73,592	17,944	90,750	34,612
Total operating expenses	135,725	48,934	185,223	93,310
Income from operations	16,094	13,195	29,420	24,415
Other (income) expense
Interest expense	14,113	6,445	19,606	12,969
Interest income	(48)	(11)	(101)	(20)
Acquisition-related expenses	37,481	—	43,525	105
Other income	40	12	(1)	13
Total other expenses	51,586	6,446	63,029	13,067
Loss (income) from continuing operations before (loss) gain on sale of real estate	(35,492)	6,749	(33,609)	11,348
(Loss) gain on sale of real estate	(591)	—	22,100	—
Loss (income) from continuing operations	(36,083)	6,749	(11,509)	11,348
Loss from discontinued operations	—	(60)	—	(126)
Net (loss) income	$(36,083)	$6,689	$(11,509)	$11,222
Net loss (income) attributable to non-controlling interest in consolidated entities	(1,893)	61	(3,395)	104
Net (loss) income attributable to Hudson Pacific Properties, L.P.	$(37,976)	$6,750	$(14,904)	$11,326
Preferred distributions—Series A units	(159)	(159)	(318)	(323)
Preferred distributions—Series B units	(3,036)	(3,036)	(6,072)	(6,072)
Total preferred distributions	$(3,195)	$(3,195)	$(6,390)	$(6,395)
Net income attributable to restricted shares	$(80)	$(69)	$(150)	$(138)
Net (loss) income available to common unitholders	$(41,251)	$3,486	$(21,444)	$4,793
Basic and diluted per unit amounts:
Net (loss) income from continuing operations attributable to common unitholders	$(0.28)	$0.05	$(0.19)	$0.07
Net (loss) income attributable to common unitholders per unit—basic	$(0.28)	$0.05	$(0.19)	$0.07
Net (loss) income attributable to common unitholders per unit—diluted	$(0.28)	$0.05	$(0.19)	$0.07
Weighted average shares of common units outstanding—basic	145,264,166	68,868.202	112,582.252	67,446.159
Weighted average shares of common units outstanding—diluted	145,264,166	71,804.184	112,582.252	70,379,730

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands, except share and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(36,083)	$6,689	$(11,509)	$11,222
Other comprehensive income (loss) cash flow hedge adjustment	9,650	(812)	9,025	(1,364)
Comprehensive income	(26,433)	5,877	(2,484)	9,858
Comprehensive income attributable to Series A preferred units	(159)	(159)	(318)	(323)
Comprehensive income attributable to Series B preferred units	(3,036)	(3,036)	(6,072)	(6,072)
Comprehensive income attributable to restricted shares	(80)	(69)	(150)	(138)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(1,893)	61	(3,395)	104
Comprehensive income attributable to Hudson Pacific Properties, Inc. stockholders	$(31,601)	$2,674	$(12,419)	$3,429

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited, in thousands, except share and per unit amounts)

	Partners’ Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners’ Capital	Non-controlling Interests — Members in Consolidated Entities	Total Capital	Non- controlling Interests — Series A Cumulative Redeemable Preferred Units
Balance at January 1, 2014	$145,000	59,612,762	$912,183	$1,057,183	$45,683	1,102,866	10,475
Distributions	—	—	—	—	(2,842)	(2,842)	—
Proceeds from sale of common units, net of underwriters’ discount	—	9,563,500	197,468	197,468	—	197,468	—
Equity offering transaction costs	—	—	(1,599)	(1,599)	—	(1,599)	—
Redemption of Series A Cumulative Redeemable Preferred Units	—	—	—	—	—	—	(298)
Issuance of unrestricted units	—	6,922	—	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)	—
Declared distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)	(641)
Amortization of unit based compensation	—	—	7,979	7,979	—	7,979	—
Net income	12,144	—	10,588	22,732	149	22,881	641
Cash flow hedge adjustment	—	—	(1,499)	(1,499)	—	(1,499)	—
Balance at December 31, 2014	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015	$10,177
Contributions	—	—	—	—	217,795	217,795	—
Distributions	—	—	—	—	(1,424)	(1,424)	—
Proceeds from sale of common units, net of underwriters’ discount	—	12,650,000	385,589	385,589	—	385,589	—
Equity offering transaction costs	—	—	(4,754)	(4,754)	—	(4,754)	—
Issuance of unrestricted units	—	63,603,361	2,100,381	2,100,381	—	2,100,381	—
Units repurchased	—	(59,024)	(1,834)	(1,834)	—	(1,834)	—
Declared distributions	(6,072)	—	(28,511)	(34,583)	—	(34,583)	(318)
Amortization of unit based compensation	—	—	4,363	4,363	—	4,363	—
Net income	6,072	—	(21,294)	(15,222)	3,395	(11,827)	318
Cash Flow Hedge Adjustment	—	—	9,025	9,025	—	9,025	—
Balance at June 30, 2015	$145,000	145,374,716	$3,529,990	$3,674,990	$262,756	$3,937,746	$10,177

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,509)	$11,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	90,750	34,612
Amortization of deferred financing costs and loan premium, net	1,915	178
Amortization of stock-based compensation	4,152	3,255
Straight-line rent receivables	(14,789)	(7,294)
Amortization of above-market leases	4,262	1,110
Amortization of below-market leases	(16,119)	(3,950)
Amortization of lease incentive costs	282	133
Bad debt expense	391	121
Amortization of ground lease	577	124
Amortization of discount and net origination fees on purchased and originated loans	(208)
Gain from sale of real estate	(22,100)	—
Change in operating assets and liabilities:
Restricted cash	(236)	(932)
Accounts receivable	3,610	26
Deferred leasing costs and lease intangibles	(13,766)	(4,541)
Prepaid expenses and other assets	(13,859)	(39)
Accounts payable and accrued liabilities	21,838	(2,550)
Security deposits	14,517	(138)
Prepaid rent	13,843	4,554
Net cash provided by operating activities	63,551	35,891
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	(69,621)	(51,506)
Property acquisitions	(1,764,596)	(75,580)
Proceeds from sale of real estate	87,680	—
Deposits for property acquisitions	(1,500)	—
Net cash used in investing activities	(1,748,037)	(127,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,368,155	92,787
Payments of notes payable	(208,633)	(170,439)
Proceeds from issuance of common units	385,589	197,468
Common units issuance transaction costs	(4,754)	(653)
Dividends paid to common unitholders	(28,511)	(17,355)
Dividends paid to preferred unitholders	(6,390)	(6,395)
Contributions by members	217,795	—
Redemption of 6.25% series A cumulative redeemable preferred units	—	(298)
Distribution to non-controlling member in consolidated real estate entity	(1,424)	(1,531)
Repurchase of vested restricted units	(1,834)	—
Payment of loan costs	(12,933)	52
Net cash provided by financing activities	1,707,060	93,636
Net increase in cash and cash equivalents	22,574	2,441
Cash and cash equivalents—beginning of period	17,753	30,356
Cash and cash equivalents—end of period	$40,327	$32,797

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$32,107	$15,694
NON-CASH INVESTING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(15,770)	$5,129
Common units in the Operating Partnership in connection with property acquisition (Note 3)	$2,100,381	$—
Assumption of other (assets) and liabilities in connection with property acquisitions, net (Note 3)	$—	$(449)

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage and share data or as otherwise noted)

1. Organization

Hudson Pacific Properties, Inc. (which is referred to in these financial statements as the “Company,” “we,” “us,” or “our”) is a Maryland corporation formed on November 9, 2009 that did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our predecessor and certain other entities on June 29, 2010 (“IPO”).

Since the completion of the IPO and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. (“our operating partnership” or the “Operating Partnership,” which is also referred to in these financial statements as the “Company,” “we,” “us,” or “our”) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. On April 1, 2015, the Company completed (the “Acquisition”) of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.  See Note 10, Related Party Transaction — Acquisition of EOP Northern California Portfolio for additional details.

As of June 30, 2015, we owned a portfolio of 53 office properties and two media and entertainment properties. These properties are located in California and Washington. The results of operations for properties acquired after our IPO are included in our consolidated statements of operations from the date of each such acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited interim financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership and all of our wholly owned and controlled subsidiaries. The unaudited interim financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership and all wholly owned and controlled subsidiaries of the Operating Partnership. The effect of all significant intercompany balances and transactions has been eliminated.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2014 Annual Report on Form 10-K and the notes thereto. Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company assigns the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangible assets and liabilities based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Acquisition-related expenses associated with acquisition of operating properties are expensed in the period incurred.

The Company records acquired above- and below- market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs for the three and six months ended June 30, 2015 were approximately $1.9 million and $2.8 million, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest for the three and six months ended June 30, 2015 was approximately $0.9 million and $3.0 million, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2014, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, five to seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. There were no properties held for sale at June 30, 2015 and one property held for sale at December 31, 2014. The Company recorded no impairment charges for the three and six months ended June 30, 2015 and 2014.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of June 30, 2015 was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the three and six months ended June 30, 2015 and 2014.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks, plus all short-term investments with a maturity of three months or less when purchased.

The Company maintains some of its cash in bank deposit accounts that, at times, may exceed the federally insured limit. No losses have been experienced related to such accounts.

Restricted Cash

Restricted cash consists of amounts held by lenders to provide for future real estate taxes and insurance expenditures, repairs and capital improvements reserves, general and other reserves and security deposits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2015 and December 31, 2014, the Company had reserved $0.6 million and $0.6 million, respectively, of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $0.39 million and $0.1 million of bad debt (recovery) expense for the six months ended June 30, 2015 and 2014, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	June 30, 2015	December 31, 2014
Accounts receivable	$13,616	$17,287
Allowance for doubtful accounts	(1,304)	(1,040)
Accounts receivable, net	$12,312	$16,247

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by real property, has a balance of $28.5 million as of June 30, 2015, bears interest at 11.0% and matures on August 18, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of June 30, 2015, net of the commitment fee, was $28.5 million and was classified as a note receivable on the consolidated balance sheet. The Company believes these balances are fully collectible.

Revenue Recognition

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

Certain leases provide for additional rents contingent upon a percentage of the tenant’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rental revenue in periods subsequent to when such payments are received.

Other property-related revenue is revenue that is derived from the tenants’ use of lighting, equipment rental, parking, power, HVAC and telecommunications (phone and Internet). Other property-related revenue is recognized when these items are provided.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company recognizes gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) the Company is not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient and (iv) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the respective loan.

Derivative Financial Instruments

The Company manages interest rate risk associated with borrowings by entering into interest rate derivative contracts. The Company recognizes all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is an effective hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income, which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company held seven and three interest rate contracts as of June 30, 2015 and December 31, 2014, respectively, all of which have been accounted for as cash flow hedges as more fully described in Note 6 below.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Stock-Based Compensation

Accounting Standard Codification, (ASC), Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entity that owns the 1455 Market Street property, a REIT) for federal income tax purposes. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the activities of these entities.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our initial taxable year. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT-qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2015, the Company had not established a liability for uncertain tax positions.

The REIT and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The REIT and the TRS are no longer subject to tax examinations by taxing authorities for the years prior to 2011. Generally, the Company has assessed its tax positions for all open years, which includes 2011 to 2014, and concluded that there are no material uncertainties to be recognized.

Fair Value of Assets and Liabilities

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

The Company’s interest rate contract agreements are classified as Level 2 and their fair value is derived from estimated values obtained from observable market data for similar instruments.

As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	5	$714.5 million

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation of the Company’s derivatives as of June 30, 2015 and December 31, 2014. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$8,689	$3	Interest rate contracts	$1,766	$1,750

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Beginning balance of OCI related to interest rate contracts	$2,661	$1,162

Unrealized loss recognized in OCI due to change in fair value of interest rate contracts	791	1,547
Loss reclassified from OCI into income (as interest expense)	(9,816)	(183)
Net change in OCI	(9,025)	1,364

Ending balance of accumulated OCI related to derivatives	(6,364)	2,526
Allocation of OCI, non-controlling interests	3,508	(213)
Accumulated other comprehensive loss	$(2,856)	$2,313

Credit-Risk-Related Contingent Features

As of June 30, 2015, the Company had one derivative that was in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board, or FASB, in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

On April 7, 2015 the FASB issued ASU No. 2015-03 (ASU 2015-03) “Simplifying the Presentation of Debt Issuance Cost” to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company expects to adopt the guidance effective January 1, 2016 and our adoption of the guidance is not anticipated to have a material impact on our consolidated financial statements.

On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. Public business entities may elect to adopt the amendments as of the original effective date; however, if the proposed deferral is approved, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements or notes to our consolidated financial statements.

On February 18, 2015 the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02) to amend the accounting guidance for consolidation. The standard simplifies the current guidance for

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

consolidation and reduces the number of consolidation models through the elimination of the indefinite deferral of Statement 167. Additionally, the standard places more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company expects to adopt the guidance effective January 1, 2016, and our adoption of the guidance is not anticipated to have a material impact on our consolidated financial statements.

On January 9, 2015, the FASB issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (ASU 2015-01). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued, when applicable) and to provide related footnote disclosures in certain circumstances.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements.

3. Investment in Real Estate

The Company’s acquisitions are accounted for using the acquisition method. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition.

Acquisitions

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion (financed with proceeds received from the Company’s January 2015 common equity offering and $1.3 billion of new term debt), an aggregate of 63,474,791 shares of common stock of the company and common units in the Operating Partnership.

On May 22, 2015, the Company acquired a three-story, 120,937-square-foot former manufacturing facility known as “4th & Traction” in Los Angeles, California for $49.3 million (before certain credits, prorations and closing costs). The Company funded this off-market transaction with proceeds from its unsecured revolving credit facility.

Included in the Company’s consolidated financial statements for the six months ended June 30, 2015 were revenues and net income from 2015 acquisitions of $87.6 million and $6.6 million, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The following table represents our aggregate preliminary purchase price allocation for each of these acquisitions:

	EOP Northern California Portfolio	4th & Traction
Date of Acquisition	April 1, 2015	May 22, 2015	Total
Consideration paid
Cash consideration	$1,715,346	$49,250	$1,764,596
Common stock	87	—	87
Additional paid-in capital	285,358	—	285,358
Non-controlling common units in the Operating Partnership	1,814,936	—	1,814,936
Total consideration	$3,815,727	$49,250	$3,864,977
Allocation of consideration paid
Investment in real estate, net	$3,611,294	$49,250	$3,660,544
Above-market leases	28,745	—	28,745
Above-market ground leases	51,180	—	51,180
Deferred leasing costs and lease intangibles, net	225,440	—	225,440
Below-market leases	(99,837)	—	(99,837)
Below-market ground leases	(1,095)	—	(1,095)
Total consideration paid	$3,815,727	$49,250	$3,864,977

The table below shows the pro forma financial information for the six months ended June 30, 2015 and 2014 as if the EOP Northern California Portfolio had been acquired as of January 1, 2014.

	Six Months Ended June 30, 2015
	2015	2014
Total revenues	$297,229	$364,990
Net income (loss)	$(3,531)	$(1,208)

During 2014, we acquired Merrill Place, 3402 Pico Blvd. and 12655 Jefferson. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price allocation for each of these acquisitions:

	Merrill Place	3402 Pico Blvd.	12655 Jefferson
Date of Acquisition	February 12, 2014	February 28, 2014	October 17, 2014	Total
Consideration paid
Cash consideration	$57,034	$18,546	$38,000	$113,580
Total consideration	$57,034	$18,546	$38,000	$113,580
Allocation of consideration paid
Investment in real estate, net	$57,508	$18,500	$38,000	$114,008
Above-market leases	173	—	—	173
Deferred leasing costs and lease intangibles, net	3,163	—	—	3,163
Below-market leases	(3,315)	—	—	(3,315)
Other (liabilities) asset assumed, net	(495)	46	—	(449)
Total consideration paid	$57,034	$18,546	$38,000	$113,580

Pending Acquisitions

In April 2015, we entered into agreements to purchase two redevelopment properties totaling approximately 80,000 square feet, located in downtown Los Angeles for a purchase price of $40.0 million. We have made non-refundable deposits totaling $1.5 million. We expect to close on this purchase in the third quarter of 2015.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Dispositions

On March 6, 2015, the Company sold its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs). Pursuant to ASU No. 2014-08, we will not be presenting the operating results in net income (loss) from discontinued operations and, in addition, reclassified First Financial’s assets and liabilities to assets and liabilities associated with real estate held for sale as of December 31, 2014.

4. Deferred Leasing Costs and Lease Intangibles, net

The following summarizes our deferred leasing cost and lease intangibles as of:

	June 30, 2015	December 31, 2014
Above-market leases	$39,636	$10,891
Leases in place	230,770	60,130
Below-market ground leases	58,693	7,513
Other lease intangibles	79,681	26,731
Lease buy-out costs	4,731	4,597
Deferred leasing costs	53,093	38,912
	$466,604	$148,774
Accumulated amortization	(85,234)	(46,751)
Deferred leasing costs and lease intangibles, net	$381,370	$102,023

Below-market leases	$157,169	$57,420
Above-market ground leases	1,095	—
	158,264	57,420
Accumulated accretion	(32,469)	(16,451)
Lease intangible liabilities, net	$125,795	$40,969

5. Notes Payable

The following table sets forth information as of June 30, 2015 and December 31, 2014 with respect to our outstanding indebtedness.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

	Outstanding
Debt	June 30, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured Loans
Unsecured revolving credit facility	$45,000	$130,000	LIBOR+ 1.15% to 1.85%	4/1/2019
2-Year unsecured term loan	550,000	—	LIBOR+ 1.30% to 2.20%	4/1/2017
5-Year unsecured term loan(2)	550,000	150,000	LIBOR+ 1.30% to 2.20%	4/1/2020
7-Year unsecured term loan(3)	350,000	—	LIBOR+ 1.60% to 2.55%	4/1/2022
Total unsecured loans	$1,495,000	$280,000

Mortgage Loans
Mortgage loan secured by 275 Brannan(4)	$—	$15,000	LIBOR+2.00%	N/A
Mortgage loan secured by Pinnacle II(5)	86,826	87,421	6.31%	9/6/2016
Mortgage loan secured by 901 Market(6)	30,000	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(7)	82,646	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(8)	103,365	104,126	5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(9)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(11)	28,637	28,866	5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.95%	11/7/2022
Subtotal mortgage loans	$621,974	$635,003
Unamortized loan premium, net(13)	2,183	3,056
Total mortgage loans before mortgage loan on real estate held for sale	$624,157	$638,059
Mortgage loan on real estate held for sale
Mortgage loan secured by First Financial(14)	$—	$42,449	4.580%	N/A
Total mortgage loans	$624,157	$680,508
Total	$2,119,157	$960,508
__________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates as of June 30, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 million 5-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of this facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio.

(3)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

(4)	On April 10, 2015, the loan was fully repaid.

(5)
This loan was assumed on June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture with M. David Paul & Associates/Worthe Real Estate Group. This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule.

(6)	On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing. On April 10, 2015, we repaid $19.6 million of this loan.

(7)
On November 24, 2014, we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019 with a 1-year extension option.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020. As a result, this loan bears interest at a rate equal to 3.7144% per annum.

(11)	This loan is amortizing based on a 30-year amortization schedule.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7.3 million.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

(14)	This note has been recorded as part of the liabilities associated with real estate held for sale (see note 3).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property-owning subsidiaries are not obligors of the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

The loan agreements for Rincon Center, 10950 Washington, Pinnacle I and Pinnacle II require that some or all receipts collected from these properties be deposited in lockbox accounts under the control of the lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. Included in restricted cash on our consolidated balance sheets at June 30, 2015 and December 31, 2014, are lockbox and reserve funds as follows (in thousands):

Property	June 30, 2015	December 31, 2014
Rincon Center	$13,767	$9,716
10950 Washington	889	775
Pinnacle I	1,772	2,099
Pinnacle II	839	434
	$17,267	$13,024

The minimum future annual principal payments due on our secured and unsecured notes payable at June 30, 2015, excluding the non-cash loan premium amortization, were as follows (in thousands):

2015 (six months ending December 31, 2015)	$2,287
2016	118,599
2017	680,351
2018	197,882
2019	2,885
Thereafter	1,114,970
Total	$2,116,974

Senior Unsecured Credit Facilities

A&R Credit Agreement

On April 1, 2015, the Operating Partnership funded the facilities entered into pursuant to a Second Amended and Restated Credit Agreement dated as of March 31, 2015 with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated and Keybanc Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, with respect to the Existing Facilities (as defined below), and Wells Fargo Securities, LLC and Keybanc Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners, with respect to the 7-Year Term Loan Facility (as defined below), Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto (the “A&R Credit Agreement”).

The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150.0 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility,” and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities were or will be used: (a) for the payment of pre-development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the Acquisition); (c) to finance capital expenditures

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement. The Operating Partnership continues to be the borrower under the A&R Credit Agreement. The Company and certain of its subsidiaries that own unencumbered properties are required to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties by its subsidiaries are not required, except under limited circumstances. Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the A&R Credit Facilities so long as the aggregate commitments under the A&R Credit Facilities do not exceed $2.0 billion.

For borrowings under the unsecured revolving credit facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 115 basis points to 185 basis points per annum or a specified base rate plus 15 basis points to 85 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 5-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 7-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 160 basis points to 255 basis points per annum or a specified base rate plus 60 basis points to 155 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for the Company’s senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 basis points to 155 basis points per annum or the specified base rate plus zero basis points to 55 basis points per annum, for the 5-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85, and for the 7-Year Term Loan Facility to a rate equal to either LIBOR plus 140 basis points to 235 basis points per annum or the specified base rate plus 40 basis points to 135 basis points per annum, in each case, depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 basis points to 35 basis points, depending on the Operating Partnership’s leverage ratio, or, if the Operating Partnership makes the credit rating election, in an amount equal to the aggregate amount of the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 12.5 basis points to 30 basis points, depending upon the credit rating. Unused amounts under the facility are not subject to a separate fee.

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum leverage ratio (defined as consolidated unsecured indebtedness plus the Operating Partnership’s pro rata share of indebtedness of unconsolidated affiliates to total asset value) of 0.60:1:00, provided that such ratio may increase to 0.65 to 1.00 for up to two (2) consecutive calendar quarters immediately following a material acquisition not more than twice during the term of the A&R Credit Agreement;

•	a minimum fixed charge coverage ratio (defined as the Operating Partnership’s adjusted EBITDA to its fixed charges) of 1.50:1.00;

•
a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Operating Partnership’s pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.55:1:00;

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus the Operating Partnership’s pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 2.00:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00, provided that such test does not apply so long as the Company maintains an investment grade credit rating.

In addition to these covenants, the A&R Credit Agreement also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Operating Partnership’s primary business, and other customary affirmative and negative covenants. The Operating Partnership’s ability to borrow under the A&R Credit Agreement is subject to continued compliance with these covenants.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The original revolving loan maturity date for the A&R Credit Agreement may be extended once, for an additional one-year term. A fee equal to 0.15% of the aggregate outstanding revolving commitments at such time (whether or not utilized) must be paid to the administrative agent to exercise the right to extend.

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments are subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments are subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.

As of June 30, 2015, the Company was in compliance with its unsecured revolving credit facility’s financial covenants. As of June 30, 2015, we had total borrowing capacity of $400.0 million under our unsecured revolving credit facility, $45.0 million of which had been drawn.

New Credit Agreement

On April 1, 2015, the Operating Partnership funded the facility entered into pursuant to a separate Term Loan Credit Agreement dated March 31, 2015 with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as Joint Lead Arrangers and Joint Bookrunners, and the lenders party thereto (the “New Credit Agreement”).

The New Credit Agreement provides a $550.0 million unsecured 2-year term loan credit facility (the “2-Year Term Loan Facility”), which was fully drawn by us on the date of the New Credit Agreement to consummate the Acquisition, with the remaining funds used to pay fees and expenses incurred in connection with the Acquisition and the New Credit Agreement. The Operating Partnership is the borrower under the New Credit Agreement and the Company and all of its subsidiaries that own unencumbered properties will provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required, except under limited circumstances.

For borrowings under the 2-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the 2-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85 basis points per annum, depending on the credit rating.

The term of the New Credit Agreement is two years, with one one-year extension option. If any undrawn commitments remain as of April 1, 2016, a fee equal to one percent (1%) of the aggregate amount of the commitments (whether disbursed or undisbursed) is due and payable on April 1, 2016. If the Operating Partnership exercises the one-year extension option, it is required to pay to the administrative agent a fee equal to one and half percent (1.5%) of the aggregate outstanding commitments so extended (whether or not utilized).

Except as noted herein, the New Credit Agreement is on terms substantially similar to the terms and subject to the financial covenants provided in the A&R Credit Agreement, as applicable to the 5-Year Term Loan Facility thereunder.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At June 30, 2015, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At June 30, 2015, the outstanding balance was $82.6 million, which results in a maximum guarantee amount for the principal under this loan of $20.7 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  June 30, 2015, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. Subsequent to June 30, 2015, we paid down the outstanding loan balance by $19.6 million. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

6. Interest Rate Contracts

5-Year Term Loan Facility and 7-year Term Loan Facility

On April 1, 2015, we entered into interest rate contracts with respect to $300.0 million of the $550.0 million 5-Year Term Loan Facility which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. The remaining $250.0 million and the entire $550.0 million two-year term facility bear interest at a rate equal to LIBOR plus 130 to 220 basis points per annum depending on the Company’s leverage ratio.

On April 1, 2015, we also entered into interest rate contracts with respect to the $350.0 million 7-year Term Loan Facility, which, effective as of May 1, 2015, swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022.

Sunset Gower and Sunset Bronson Mortgage

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012, we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. We designated each of these interest rate cap contracts as a cash flow hedge for accounting purposes.

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The interest rate contracts described above were not changed in connection with this loan amendment.

Met Park North

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

Overall

The combined fair market value of the interest rate contracts at June 30, 2015 and December 31, 2014 was an asset of $8.7 million and $3.0 thousand, respectively, and a liability of $1.8 million and $1.8 million, respectively.

7. Future Minimum Base Rents and Lease Payments Future Minimum Rents

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2015 to 2030. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at June 30, 2015 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows (in thousands):

	Non-cancellable	Subject to early termination options	Total
2015 (six months ending December 31, 2015)	$228,946	$253	$229,199
2016	426,250	3,099	429,349
2017	346,395	7,747	354,142
2018	265,643	25,862	291,505
2019	224,441	27,570	252,011
2020	162,168	7,737	169,905
Thereafter	581,936	16,052	597,988
Total	$2,235,779	$88,320	$2,324,099

Future Minimum Lease Payments

In conjunction with the acquisition of the EOP Northern California Portfolio, our respective subsidiaries, assumed the ground lease agreements below with unrelated parties.

Property	Expiration Date	Minimum Annual Rent	Notes
1500 Page Mill Center	11/30/2041	$600	Minimum annual rent (adjusted on 1/1/2019 and 1/1/2029) plus 25% of AGI less minimum annual rent.
Clocktower Square	9/26/2056	584	Minimum annual rent (adjusted every 10 years) plus 25% of AGI less minimum annual rent.
Palo Alto Square	11/30/2045	1,500	Minimum annual rent (adjusted every 10 years starting 1/1/2022) plus 25% of AGI less minimum annual rent.
Lockheed Building	7/31/2040	350
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of the 10% of FMV of land or the previous year’s adjusted base amount plus 75% of CPI change. Percentage annual rent is gross income x 24.125%.

Foothill Research	6/30/2039	1,541
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of the 10% of FMV of land or the previous year’s adjusted base amount plus 75% of CPI change. Percentage annual rent is gross income x 24.125%.

3400 Hillview	10/31/2040	1,542
The ground rent is the greater of the minimum annual rent or percentage annual rent. The minimum annual rent is the lesser of the 10% of FMV of land plus 75% of annual CPI increase through 10/31/2017 plus 75% of CPI change thereafter. Percentage annual rent is gross income x 24.125%.

Bay Park Plaza	6/30/2030	39	Subject to an annual 3% CPI increase
Metro Center 989	4/28/2054	1,139	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (beginning 2008) and rent also adjusts to reflect the change in CPI from the preceding FMV adjustment date (beginning 2013).
Metro Center Retail	4/28/2054	609	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (beginning 2008) and rent also adjusts to reflect the change in CPI from the preceding FMV adjustment date (beginning 2013).
Metro Center Tower	4/28/2054	2,821	Every 10 years rent adjusts to 7.233% of Fair Market Land Value (beginning 2008) and rent also adjusts to reflect the change in CPI from the preceding FMV adjustment date (beginning 2013).
Techmart Commerce Center	5/31/2053	1,210	Subject to a 10% increase every 5 years.

In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) for a portion of the land with an unrelated party. As a result of the March 2011 rent adjustment, monthly rent increased to $0.031 million, whereas the monthly rent totaled $0.014 million at the time of acquisition. The rental rate is subject to adjustment again in March 2018 and every seven years thereafter.

In conjunction with the acquisition of the Del Amo Office property, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

In conjunction with the acquisition of the 9300 Wilshire Blvd. property, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $0.075 million per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).

In conjunction with the acquisition of the 222 Kearny Street property, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $0.975 million per year or 20.0% of the first $8.0 million of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The table below reflects the $0.975 million per year lease payment.

The following table provides information regarding our future minimum lease payments at June 30, 2015 under these lease agreements The table only includes the minimum base rents.

2015 (six months ending December 31, 2015)	$5,905
2016	12,765
2017	12,765
2018	14,956
2019	14,956
Thereafter	617,161
Total	$678,508

8. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable, notes receivable and derivative assets and liabilities are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 instruments. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$2,119,157	$2,125,481	$960,508	$969,259
Notes receivable	28,476	28,528	28,268	28,268
Derivative assets, disclosed as “Interest rate contracts”	8,689	8,689	3	3
Derivative liabilities, disclosed as “Interest rate contracts”	1,766	1,766	1,750	1,750

9. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the operating partnership consisted of 56,296,315 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership. Investors who own common units have the right to cause our operating partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Non-controlling interest—members in consolidated entities

Non-controlling interests—members in consolidated entities refers to our joint venture partners described below:

Pinnacle joint venture

We entered into a joint venture with Media Center Partners, LLC, a California limited liability company (“MCP”) to own The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of June 30, 2015, we owned a 65.0% interest in the Pinnacle JV.

1455 Market joint venture

On January 7, 2015, we entered into a joint venture with Canada Pension Plan Investment Board ("CPPIB"), through which CPPIB purchased a 45.0% interest in our 1455 Market Street office property located in San Francisco, California.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in the Operating Partnership, or series A preferred units, that are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible, at the option of the holder, into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock, after June 29, 2013. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P. —Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

8.375% Series B cumulative redeemable preferred stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010, we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in full). Total proceeds from the offering, after deducting the underwriting discount, were approximately $57.5 million (before transaction costs).

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.0938 per share per annum). If, following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

April 2015 Common Stock Secondary Offering

On April 10, 2015, certain funds affiliated with Farallon Capital Management completed a public offering of 6,037,500 shares of the Company's common stock. The Company did not receive any proceeds from the offering.

April 2015 Common Stock and Common Unit Issuance

On April 1, 2015, in connection with the acquisition of the EOP Northern California Portfolio from Blackstone, the Company issued 8,626,311 shares of its common stock and the Operating Partnership issued 54,848,480 common units as part of the consideration paid.

January 2015 Common Stock Offering

On January 20, 2015, we completed the public offering of 11,000,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,650,000 shares of our common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $385.6 million (before transaction costs).

January 2014 Common Stock Offering

On January 28, 2014, we completed the public offering of 8,250,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,237,500 shares of our common stock at the public offering price of $21.50 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $195.8 million (before transaction costs).

Dividends

During the second quarter for 2015, we declared dividends on our common stock and non-controlling common partnership interests of $0.125 per share and unit. We also declared dividends on our series A preferred partnership interests of $0.3906 per unit. In addition, we declared dividends on our series B preferred shares of $0.5234 per share. The second quarter dividends were declared on June 8, 2015 to holders of record on June 20, 2015.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes because of the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members, other than directors designated by The Blackstone Group L.P. or its affiliates, in accordance with our Non-Employee Director Compensation Program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

In addition, the Board of Directors awards restricted shares to certain employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

The following table summarizes the restricted share activity for the six months ended June 30, 2015 and status of all unvested restricted share awards to our non-employee board members and employees at June 30, 2015:

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2015	543,707	$26.43
Granted	145,880	31.17
Vested	(51,933)	21.31
Canceled	(6,346)	22.33
Balance at June 30, 2015	631,308	$27.99

Six Months Ended June 30,	Non-Vested Shares Issued	Weighted Average Grant - Date Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2015	145,880	$31.17	(51,933)	$1,576
2014	281,491	29.38	(275,051)	9,794

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013, 2014 and 2015, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP,” the “2013 OPP,” the “2014 OPP” and the “2015 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP may earn, in the aggregate, up to $10 million, $11 million, $12 million, and $15 million, respectively, of stock-settled awards based on our Total Shareholder Return, or TSR, for the three-year period beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015, 2016 and 2017, respectively. The 2014 OPP and the 2015 OPP provide for target bonus pools of $2.4 million and $3.8 million, respectively, that would be attained if the Company achieves during the applicable performance period a TSR equal to that of the SNL REIT Index and a 10.5% simple annual TSR.

Under each OPP, participants will be entitled to share in a performance pool with a value, subject to the applicable dollar-denominated cap described above, equal to the sum of: (i) 4% of the amount by which our TSR during the applicable performance period exceeds 9% simple annual TSR (the “absolute TSR component”), plus (ii) 4% of the amount by which our TSR during the applicable performance period exceeds that of the SNL Equity REIT Index (determined on a percentage basis that is then multiplied by the sum of (A) our market capitalization on that date, plus (B) the aggregate per share dividend over the applicable performance period through such date) (the “relative TSR component”), except that the relative TSR component will be reduced on a linear basis from 100% to zero percent for absolute TSR ranging from 7% to zero percent simple annual TSR over the applicable performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the applicable performance period (if any).

With respect to the 2013 OPP, if we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11 million bonus pool limitation).

At the end of the applicable three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the applicable performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the applicable performance period is terminated in connection with a change in control, OPP awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each OPP award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the applicable performance period on the total

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

number of shares and RSUs ultimately issued or granted in respect of such OPP award, had such shares and RSUs been outstanding throughout the performance period.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the applicable performance period (referred to as qualifying terminations), the participant will be paid his or her OPP award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the applicable performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after the end of the applicable performance period, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.

With respect to the 2012 OPP, we attained the maximum $10.0 million bonus pool. Only 75% of the participation interests remained outstanding at the end of the 2012 OPP performance period; therefore we granted 125,477 shares of common stock and 125,475 RSUs with respect to the outstanding participation interests.

The cost of the 2012 OPP, 2013 OPP, the 2014 OPP and the 2015 OPP (approximately $2.62 million, $3.52 million, $3.21 million and $3.98 million, respectively, subject to a forfeiture adjustment equal to 6%, 6% , 10% and 6%, respectively, of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

The 2012 OPP, 2013 OPP, 2014 OPP and 2015 OPP were valued, in accordance with ASC 718, at an aggregate of approximately $3.49 million, $4.14 million, $3.21 million and $4.27 million, respectively, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total shareholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total shareholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP award, 2013 OPP award, 2014 OPP award and 2015 OPP award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, 33% and 25%, and 28% and 26% and 22% and 22%, respectively; a risk-free rate of 0.40%, 0.38%, 0.77% and 1.13%, respectively; and total dividend payments over the measurement period of $1.62, $1.50, $1.50 and $1.50 , respectively, per share.

For the six months ended June 30, 2015 and 2014, $4.4 million and $3.5 million, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $4.2 million and $3.3 million, respectively, was included in general and administrative expenses, with the remaining $0.2 million and $0.2 million, respectively, of stock compensation capitalized to tenant improvement and deferred leasing costs and lease intangibles, net.

10. Related Party Transactions

222 Kearny Street Lease with FJM Investments, LLC

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and had an initial lease term through May 31, 2014, which was subsequently extended to May 31, 2015. On June 1, 2015, we agreed to extend the lease on a month-to-month basis. The monthly rental obligation under the lease is $12,360, the base rent component. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Employment Agreements

We have entered into employment agreements with our executive officers, effective June 27, 2014. The material terms of the employment agreements with our named executive officers are described under the sections entitled “Executive Compensation—Narrative Disclosure to Summary Compensation Table” and “Executive Compensation—Potential Payments Upon Termination or Change in Control” of our proxy statement for our 2015 Annual Meeting of stockholders, which was filed with the SEC on April 2, 2015.

Corporate Headquarters Lease with Blackstone

On July 26, 2006, our predecessor, Hudson Capital, LLC, entered into a lease agreement and subsequent amendments with landlord Trizec Holdings Cal, LLC (an affiliate of Blackstone Real Estate Partners V and VI) for our corporate headquarters at 11601 Wilshire Boulevard. We currently occupy approximately 20,059 square feet of the property’s space and the lease expires on December 31, 2018. For the six months ended June 30, 2015 and 2014, we incurred rent expense of $0.4 million for each period, respectively. In February 2015, we entered into an amendment of that lease to expand the space to approximately 40,120 square feet on different floors within the same building, and to extend the expiration date by an additional four years. The lease commencement date will be the earlier of the date of occupancy or September 1, 2015. The minimum future rents payable under the new lease are $13.9 million.

Acquisition of EOP Northern California Portfolio

On April 1, 2015, the Company completed the acquisition of the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI (“Blackstone”). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto, Silicon Valley and San Jose Airport submarkets. The total consideration paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs included a cash payment of $1.75 billion and an aggregate of 63,474,791 shares of common stock of the Company and common units in the Operating Partnership.

The Stockholders Agreement

On April 1, 2015, in connection with the closing of the acquisition as described below, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) by and among the Company, the Operating Partnership, Blackstone Real Estate Advisors L.P. (“BREA”) and the other affiliates of The Blackstone Group L.P. (the “Sponsor Stockholders”). The Stockholders Agreement sets forth various arrangements and restrictions with respect to the governance of the Company and certain rights of the Sponsor Stockholders with respect to the shares of common stock of the Company and common units of in the Operating Partnership received by the Sponsor Stockholders in connection with the Acquisition (the “Equity Consideration”).

Pursuant to the terms of the Stockholders Agreement, the Board of Directors of the Company (the “Board”) has expanded from eight to eleven directors, and three director nominees designated by the Sponsor Stockholders to the Board have been elected. Subject to certain exceptions, the Board will continue to include the Sponsor Stockholders’ designees in its slate of nominees, and will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of the Company’s stockholders to elect to the Board the slate of nominees which includes those designated by the Sponsor Stockholders. The Sponsor Stockholders will have the right to designate three nominees for so long as the Sponsor Stockholders continue to beneficially own, in the aggregate, greater than 50% of the Equity Consideration. If the Sponsor Stockholders’ beneficial ownership of the Equity Consideration decreases, then the number of director nominees that the Sponsor Stockholders will have the right to designate will be reduced (i) to two, if the Sponsor Stockholders beneficially own greater than or equal to 30% but less than or equal to 50% of the Equity Consideration and (ii) to one, if the Sponsor Stockholders beneficially own greater than or equal to 15% but less than 30% of the Equity Consideration. The Board nomination rights of the Sponsor Stockholders will terminate at such time as the Sponsor Stockholders beneficially own less than 15% of the Equity Consideration or upon written notice of waiver or termination of such rights by the Sponsor Stockholders. So long as the Sponsor Stockholders retain the right to designate at least one nominee to the Board, the Company will not be permitted to increase the total number of directors comprising the Board to more than twelve persons without the prior written consent of the Sponsor Stockholders.

For so long as the Sponsor Stockholders have the right to designate at least two director nominees, subject to the satisfaction of applicable NYSE independence requirements, the Sponsor Stockholders will also be entitled to appoint one such nominee then serving on the Board to serve on each committee of the Board (other than certain specified committees).

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

The Stockholders Agreement also includes: (i) standstill provisions, which require that, until such time as the Sponsor Stockholders beneficially own shares of common stock representing less than 10% of the total number of issued and outstanding shares of common stock on a fully-diluted basis, the Sponsor Stockholders and BREA are restricted from, among other things, acquiring additional equity or debt securities (other than non-recourse debt and certain other debt) of the Company and its subsidiaries without the Company’s prior written consent; and (ii) transfer restriction provisions, which restrict the Sponsor Stockholders from transferring any of the Equity Consideration (including shares of common stock issued to the Sponsor Stockholders in exchange of common units pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement) (collectively, the “Covered Securities”) until November 1, 2015 (other than pursuant to certain specified exceptions), at which time such transfer restrictions will cease to be applicable to 50% of the Covered Securities. The transfer restrictions applicable to the remaining 50% of the Covered Securities will cease to be applicable on March 1, 2016 (or, if earlier, 30 days following written notice of waiver or termination by the Sponsor Stockholders of their board nomination rights described above). If, prior to November 1, 2015, the Sponsor Stockholders provide written notice waiving and terminating their director nomination rights described above, the transfer restrictions applicable to all the Covered Securities will cease to be applicable on November 1, 2015 and, if such written notice of waiver and termination is provided after November 1, 2015, then the transfer restrictions will cease to be applicable as of the earlier of March 1, 2016 and 30 days following the Issuer’s receipt of such written notice.

In addition, pursuant to the Stockholders Agreement, until April 1, 2017, the Company is required to obtain the prior written consent of the Sponsor Stockholders prior to the issuance of common equity securities by it or any of its subsidiaries other than up to an aggregate of 16,843,028 shares of common stock (and certain other exceptions).

Further, until such time as the Sponsor Stockholders beneficially own, in the aggregate, less than 15% of the Equity Consideration, each Sponsor Stockholder will cause all common stock held by it to be voted by proxy (i) in favor of all persons nominated to serve as directors of the Company by the Board (or the Nominating and Corporate Governance Committee thereof) in any slate of nominees which includes the Sponsor Stockholders’ nominees and (ii) otherwise in accordance with the recommendation of the Board (to the extent the recommendation is not inconsistent with the rights of the Sponsor Stockholders under the Stockholders Agreement) with respect to any other action, proposal or other matter to be voted upon by the Company’s stockholders, other than in connection with (A) any proposed transaction relating to a change of control of the Company, (B) any amendments to the Company’s charter or bylaws, (C) any other transaction that the Company submits to a vote of its stockholders pursuant to Section 312.03 of the NYSE Listed Company Manual or (D) any other transaction that the Company submits to a vote of its stockholders for approval.

As required by the Stockholders Agreement, the Company has agreed that the Sponsor Stockholders and certain of their affiliates may engage in investments, strategic relationships or other business relationships with entities engaged in other business, including those that compete with the Company or any of its subsidiaries, and will have no obligation to present any particular investment or business opportunity to the Company, even if the opportunity is of a character that, if presented to the Company, could be undertaken by the Company. As required by the Stockholders Agreement, to the maximum extent permitted under Maryland law, the Company has renounced any interest or expectancy in, or in being offered an opportunity to participate in, any such investment, opportunity or activity presented to or developed by the Sponsor Stockholders, their nominees for election as directors and certain of their affiliates, other than any opportunity expressly offered to a director nominated at the direction of the Sponsor Stockholders in his or her capacity as a director of the Company.

Further, without the prior written consent of the Sponsor Stockholders, the Company may not amend certain provisions of its Bylaws relating to the ability of its directors and officers to engage in other business or to adopt qualification for directors other than those in effect as of the date of the Stockholders Agreement or as are generally applicable to all directors, respectively.

The Stockholders Agreement also includes certain provisions that, together, are intended to enhance the liquidity of common units to be held by the Sponsor Stockholders.

Redemption Rights of Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Third Amended and Restated Limited Partnership Agreement (as defined below) before the Sponsor Stockholders may require the Operating Partnership to redeem the common units and grants certain additional rights to the Sponsor Stockholders in connection with such redemptions. Among other things, the Company generally must give the Sponsor Stockholder notice before 9:30 a.m. Eastern time on the business day after the business day on which a Sponsor Stockholder gives the Company notice of redemption of any common units of the Company’s election, in its sole and absolute discretion, to either (A) cause the Operating Partnership to redeem all of the tendered common units in exchange for a cash amount per common units equal to the value of one share of common stock on the date that the Sponsor Stockholder provided

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

its notice of redemption, calculated in accordance with and subject to adjustment as provided in the Third Amended and Restated Limited Partnership Agreement and the Stockholders Agreement, or (B) subject to the restrictions on ownership and transfer of the Company’s stock set forth in its charter, acquire all of the tendered common units from the Sponsor Stockholder in exchange for shares of common stock, based on an exchange ratio of one share of common stock for each OP Unit, subject to adjustment as provided in the Third Amended and Restated Limited Partnership Agreement. If the Company fails to timely provide such notice, the Company will be deemed to have elected to cause the Operating Partnership to redeem all such tendered common units in exchange for shares of common stock.

The Company may also elect to cause the Operating Partnership to redeem all common units tendered by a Sponsor Stockholder with the proceeds of a public or private offering of common stock under certain circumstances as discussed more fully below.

Restrictions on Transfer of Common Units by Sponsor Stockholders

Under the terms of the Stockholders Agreement, the Company (in its capacity as the general partner of the Operating Partnership) has waived the 14-month holding period set forth in the Third Amended and Restated Limited Partnership Agreement before the Sponsor Stockholders may transfer any common units, and has agreed to admit any permitted transferee of a Sponsor Stockholder as a substituted limited partner of the Operating Partnership upon the satisfaction of certain conditions described in the Third Amended and Restated Limited Partnership Agreement and the Stockholders Agreement. Nevertheless, the Covered Securities are subject to the transfer restrictions described above.

Amendments to the Third Amended and Restated Limited Partnership Agreement

The Stockholders Agreement prohibits the Company, without the prior written consent of the Sponsor Stockholders, from amending certain provisions of the Third Amended and Restated Limited Partnership Agreement in a manner adverse in any respect to the Sponsor Stockholders (in their capacity as limited partners of the Operating Partnership), or to add any new provision to the Third Amended and Restated Limited Partnership Agreement that would have a substantially identical effect or from taking any action that is intended to or otherwise would have a substantially identical effect.

Ownership Limits

In connection with the issuance of the Equity Consideration, the Board has granted to the Sponsor Stockholders and certain of their affiliates a limited exception to the restrictions on ownership and transfer of common stock set forth in the Company’s charter (the “Charter”) that will allow the Sponsor Stockholders and such affiliates to own, directly, or indirectly, in the aggregate, up to 17,707,056 shares of common stock (the “Excepted Holder Limit”). The grant of this exception is conditioned upon the receipt of various representations and covenants set forth in the Sponsor Stockholders’ request delivered on April 1, 2015, confirming, among other things, that neither the Sponsor Stockholders nor certain of their affiliates may own, directly or indirectly, (i) more than 9.9% of the interests in a tenant of the Company (other than a tenant of the 1455 Market Street office property) or (ii) more than 5.45% of the interests in a tenant of the 1455 Market Street office property, in each case subject to certain exceptions that may reduce such ownership percentage, but not below 2% The request also includes representations intended to confirm that the Sponsor Stockholders’ and certain of their affiliates’ ownership of common stock will not cause the Company to otherwise fail to qualify as a REIT.

The Board will provide the exception to the Sponsor Stockholders and certain of their affiliates until (i) any such Sponsor Stockholder or affiliate violates any of the representations or covenants in the Sponsor Stockholders’ request or (ii) (a) any such Sponsor Stockholder or affiliate owns, directly or indirectly, more than the applicable ownership percentage (as described above) of the interests in any tenant(s) and (b) the maximum rental income expected to be produced by such tenant(s) exceeds (x) 0.5% of the Company’s gross income (in the case of tenants other than tenants of the 1455 Market Street office property) or (y) 0.5% of the 1455 Market Street Joint Venture’s gross income (in the case of tenants of the 1455 Market Street office property) for any taxable year (the “Rent Threshold”), at which time the number of shares of common stock that the Sponsor Stockholders and certain of their affiliates may directly or indirectly own will be reduced to the number of shares of common stock which would result in the amount of rent from such tenant(s) (that would be treated as related party rents under certain tax rules) representing no more than the Rent Threshold.

In addition, due to the Sponsor Stockholders’ ownership of common units of limited partnership interest in the Operating Partnership and the application of certain constructive ownership rules, the Operating Partnership will be considered to own the common stock that is directly or indirectly owned by the Sponsor Stockholders and certain of their affiliates. For this reason, the Board has also granted the Operating Partnership an exception to the restrictions on ownership and transfer of common stock set

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

forth in the Charter.

The Registration Rights Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company entered into a Registration Rights Agreement, dated April 1, 2015 (the “Registration Rights Agreement”) by and among the Company and the Sponsor Stockholders. The Registration Rights Agreement provides for customary registration rights with respect to the Equity Consideration, including the following:

•
Shelf Registration. The Company will prepare and file not later than August 1, 2015 a resale shelf registration statement covering the Sponsor Stockholders’ shares of common stock received as part of the Equity Consideration as well as shares issuable upon redemption of common units received as part of the Equity Consideration, and the Company is required to use its reasonable best efforts to cause such resale shelf registration statement to become effective prior to the termination of the transfer restrictions under the Stockholders Agreement (as described above).

•
Demand Registrations. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), the Sponsor Stockholders may cause the Company to register their shares if the foregoing resale shelf registration statement is not effective or if the Company is not eligible to file a shelf registration statement.

•
 Qualified Offerings. Any registered offerings requested by the Sponsor Stockholders that are to an underwriter on a firm commitment basis for reoffering and resale to the public, in an offering that is a “bought deal” with one or more investment banks or in a block trade with a broker-dealer will be (subject to certain specified exceptions): (i) no more frequent than once in any 120-day period, (ii) subject to underwriter lock-ups from prior offerings then in effect, and (iii) subject to a minimum offering size of $50 million.

•
 Piggy-Back Rights. Beginning November 1, 2015 (or earlier if transfer restrictions under the Stockholders Agreement are terminated earlier), the Sponsor Stockholders will be permitted to, among other things, participate in offerings for the Company’s account or the account of any other securityholder of the Company (other than in certain specified cases). If underwriters advise that the success of a proposed offering would be significantly and adversely affected by the inclusion of all securities in an offering initiated by the Company for the Company’s own account, then the securities proposed to be included by the Sponsor Stockholders together with other stockholders exercising similar piggy-back rights are cut back first.

Third Amended and Restated Limited Partnership Agreement

On April 1, 2015, in connection with the closing of the Acquisition, the Company, as the general partner of the Operating Partnership, entered into the Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 2015 (the “Third Amended and Restated Limited Partnership Agreement”) along with the Sponsor Stockholders and the other limited partners of the Operating Partnership. The principal changes to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended and as in effect immediately prior to the closing of the Acquisition, made by the Third Amended and Restated Limited Partnership Agreement were to add the provisions described below.

Restrictions on Mergers, Sales, Transfers and Other Significant Transactions of the Company

Prior to the date on which the Sponsor Stockholders and any of their affiliates own less than 9.8% of the Equity Consideration, the Company may not consummate any of (a) a merger, consolidation or other combination of the Company’s or the Operating Partnership’s assets with another person, (b) a sale of all or substantially all of the assets of the Operating Partnership, (c) sell all or substantially all of the Company’s assets not in the ordinary course of the Operating Partnership’s business or (d) a reclassification, recapitalization or change in the Company’s outstanding equity securities (other than in connection with a stock split, reverse stock split, stock dividend, change in par value, increase in authorized shares, designation or issuance of new classes of equity securities or any event that does not require the approval of the Company’s stockholders), in each case, which is submitted to the holders of common stock for approval, unless such transaction is also approved by the partners of the Operating Partnership holding common units on a “pass through” basis, which, in effect, affords the limited partners of the Operating Partnership that hold common units the right to vote on such transaction as though such limited partners held the number of shares of common stock into which their common units were then exchangeable and voted together with the holders of the Company’s outstanding common stock with respect to such transaction.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

Stock Offering Funding of Redemption

If any Sponsor Stockholder or any of its affiliates who become limited partners of the Operating Partnership (“Specified Limited Partners”) delivers a notice of redemption with respect to common units that, if exchanged for common stock, would result in a violation of the Excepted Holder Limit (as defined below) or otherwise violate the restrictions on ownership and transfer of the Company’s stock set forth in its charter and that have an aggregate value in excess of $50 million as calculated pursuant to the terms of the Third Amended and Restated Limited Partnership Agreement, then, if the Company is then eligible to register the offering of its securities on Form S-3 (or any successor form similar thereto), the Company may elect to cause the Operating Partnership to redeem such common units with the net proceeds from a public or private offering of the number of shares of common stock that would be deliverable in exchange for such common units but for the application of the Excepted Holder Limit and other restrictions on ownership and transfer of the Company’s stock. If the Company elects to fund the redemption of any common units with such an offering, it will allow all Specified Limited Partners the opportunity to include additional common units held by such Specified Limited Partners in such redemption.

11. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2015, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of June 30, 2015, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the six months ended June 30, 2015 and 2014, approximately 8% and 16%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At June 30, 2015, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At June 30, 2015, the outstanding balance was $82.6 million, which results in a maximum guarantee amount for the principal under this loan of $20.7 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. As of the date of this filing, there has been no event of default associated with this loan.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Unaudited, tabular amounts in thousands, except square footage and share data)

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At  June 30, 2015, the outstanding balance was $30.0 million, which results in a maximum guarantee amount for the principal under this loan of $10.5 million. Furthermore, we agreed to guarantee the completion of the construction improvements, including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement. Subsequent to June 30, 2015, we paid down the outstanding loan balance by $19.6 million. As of the date of this filing, there has been no event of default associated with this loan.

Other Loans

Although the rest of our loans are secured and non-recourse to the Company and the Operating Partnership, the Operating Partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Letters of Credit

As of June 30, 2015, the Company has outstanding letters of credit totaling approximately $3.3 million under the unsecured revolving credit facility. The letters of credit are primarily related to utility company security deposit requirements.

12. Subsequent Events

Bay Park Plaza Sale

Subsequent to June 30, 2015 we entered into an agreement to sell Bay Park Plaza for approximately $90.0 million (before certain credits, prorations and closing costs), which we expect to close prior to the end of the third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements pertaining to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report on Form 10-Q are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	adverse economic or real estate developments in our target markets;

•	general economic conditions;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	fluctuations in interest rates and increased operating costs;

•	our failure to obtain necessary outside financing or maintain an investment grade rating;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness and maintain dividend payments;

•	lack or insufficient amounts of insurance;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	our failure to maintain our status as a REIT;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	financial market fluctuations;

•
risks related to acquisitions generally, including the disruption of management’s attention from ongoing business operations and the impact on customers, tenants, lenders, operating results and business;

•	the inability to successfully integrate acquired properties, realize the anticipated benefits of acquisitions or capitalize on value creation opportunities;

•	changes in real estate and zoning laws, and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.
We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the Securities and Exchange Commission.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the three months ended June 30, 2015 represents an update to the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. for the year ended December 31, 2014, as amended. Accordingly, you should read the following discussion in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the first quarter and beyond. See “Forward-Looking Statements.”

Overview

The following table identifies each of the properties in our portfolio acquired through June 30, 2015 and their respective actual or estimated acquisition date.

Properties	Actual or Estimated Acquisition /Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	299,098
Technicolor Building	6/1/2008	114,958
Del Amo Office	8/13/2010	113,000
9300 Wilshire Blvd.	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market(1)	12/16/2010	1,025,833
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	138,080
6922 Hollywood Blvd.	11/22/2011	205,523
6050 Ocean Way & 1445 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	206,199
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(2)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(2)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,009
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	193,153
3402 Pico Blvd.	2/28/2014	50,097
12655 Jefferson	10/14/2014	93,952
EOP Northern California Portfolio (see table on next page for property list)	4/1/2015	8,204,515
4th & Traction	5/22/2015	120,937
Icon	Q4-2016 (3)	413,000
Total		14,911,866
(1) We sold a 45% joint venture interest in the 1455 Market property on January 7, 2015.
(2) We acquired a 98.25% joint venture interest in the Pinnacle I property on November 8, 2012. On June 14, 2013 our joint venture partner contributed its interest in Pinnacle II, which reduced our entire interest in the joint venture to 65.0%.
(3) We estimate this development will be completed in the fourth quarter 2016, and we estimate that this development stabilized in the third quarter 2018.

The following table identifies each of the properties that were part of the EOP Northern California Portfolio acquired from Blackstone on April 1, 2015 .

EOP Northern California Portfolio
Properties	Actual or Estimated Acquisition Date	Square Feet
One Bay Plaza	4/1/2015	195,739
Metro Center Tower	4/1/2015	730,215
2180 Sand Hill Road	4/1/2015	45,613
Campus Center I	4/1/2015	471,580
Palo Alto Square-1	4/1/2015	328,251
Lockheed Building	4/1/2015	46,759
3400 Hillview	4/1/2015	207,857
Foothill Research Ctr-4001	4/1/2015	195,376
Clocktower Square Bldg I	4/1/2015	100,344
1500 Page Mill Center	4/1/2015	176,245
555 Twin Dolphin Plaza	4/1/2015	198,936
Shorebreeze I	4/1/2015	230,932
333 Twin Dolphin Plaza	4/1/2015	182,789
Towers at Shore Center	4/1/2015	334,483
Bayhill 4	4/1/2015	554,328
Skyway Landing	4/1/2015	247,173
Gateway Office	4/1/2015	608,625
Metro Plaza-Office	4/1/2015	456,921
1740 Technology	4/1/2015	206,876
Skyport Plaza-1700 Technology	4/1/2015	418,086
Peninsula Office Park 1	4/1/2015	510,456
Patrick Henry Drive	4/1/2015	70,520
Bay Park Plaza	4/1/2015	260,183
Concourse I	4/1/2015	944,386
Techmart Commerce Center	4/1/2015	284,440
Embarcadero Place I	4/1/2015	197,402
Total		8,204,515

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this Quarterly Report rather than the rounded numbers appearing in this discussion.

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations or cash flows, as an indication of our performance or of our ability to make distributions, or as a measure of our liquidity. Companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management because, when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating our properties, and the impact to operations from trends on occupancy rates, rental rates and operating costs, thus providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. We believe that NOI on a cash basis (which we define as NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP) is helpful to investors as an additional measure of operating performance.

Management further evaluates NOI by evaluating the performance from the following property groups:

•
Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2014 and still owned and included in the stabilized portfolio as of June 30, 2015;

•
Non-same store properties, development projects, redevelopment properties, and lease-up properties as of June 30, 2015 and other properties not owned or in operation from January 1, 2014 through June 30, 2015. For the three months ended June 30, 2015, the non-same-store properties include the activity from the acquisition of the Blackstone portfolio on April 1, 2015.

	Three Months Ended June 30,
	2015	2014	Percent Change
Same-store office statistics
Number of properties	19	19
Rentable square feet	4,413,032	4,413,032
Ending % leased	93.2%	95.0%	(1.9)%
Ending % occupied	92.4%	91.0%	1.5%
Average % occupied for the period	92.5%	90.9%	1.8%
Average annual rental rate per square foot	$34.38	$31.94	7.6%

Same-store media statistics
Number of properties	2	2
Rentable square feet	869,568	869,568
Average % occupied for the period	72.0%	72.7%	(1.0)%

	Three Months Ended June 30,
	2015			2014
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$35,241	$84,811	$120,052	$34,692	$5,213	$39,905
Tenant recoveries	6,670	11,120	17,790	5,605	383	5,988
Parking and other	4,274	1,442	5,716	6,495	518	7,013
Total office revenues	$46,185	$97,373	$143,558	$46,792	$6,114	$52,906

Media & entertainment
Rental	$5,394	$—	$5,394	$5,958	$—	$5,958
Tenant recoveries	253	—	253	384	—	384
Other property-related revenue	2,556	—	2,556	2,811	—	2,811
Other	58	—	58	70	—	70
Total media & entertainment revenues	$8,261	$—	$8,261	$9,223	$—	$9,223

Total revenues	$54,446	$97,373	$151,819	$56,015	$6,114	$62,129

Operating expenses
Office operating expenses	$17,119	$29,572	$46,691	$16,153	$2,420	$18,573
Media & entertainment operating expenses	5,069	—	5,069	5,838	—	5,838
Total operating expenses	$22,188	$29,572	$51,760	$21,991	$2,420	$24,411

Office NOI	$29,066	$67,801	$96,867	$30,639	$3,694	$34,333
Media & entertainment NOI	3,192	—	3,192	3,385	—	3,385
NOI	$32,258	$67,801	$100,059	$34,024	$3,694	$37,718

	Three months ended June 30, 2015 as compared to Three months ended June 30, 2014
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$549	1.6%	$79,598	1,526.9%	$80,147	200.8%
Tenant recoveries	1,065	19.0	10,737	2,803.4	11,802	197.1
Parking and other	(2,221)	(34.2)	924	178.4	(1,297)	(18.5)
Total office revenues	$(607)	(1.3)%	$91,259	1,492.6%	$90,652	171.3%

Media & entertainment
Rental	$(564)	(9.5)%	$—	—%	$(564)	(9.5)%
Tenant recoveries	(131)	(34.1)	—	—	(131)	(34.1)
Other property-related revenue	(255)	(9.1)	—	—	(255)	(9.1)
Other	(12)	(17.1)	—	—	(12)	(17.1)
Total media & entertainment revenues	$(962)	(10.4)%	$—	—%	$(962)	(10.4)%

Total revenues	$(1,569)	(2.8)%	$91,259	1,492.6%	$89,690	144.4%

Operating expenses
Office operating expenses	$966	6.0%	$27,152	1,122.0%	$28,118	151.4%
Media & entertainment operating expenses	(769)	(13.2)	—	—	(769)	(13.2)
Total operating expenses	$197	0.9%	$27,152	1,122.0%	$27,349	112.0%

Office NOI	$(1,573)	(5.1)%	$64,107	1,735.4%	$62,534	182.1%
Media & entertainment NOI	(193)	(5.7)	—	—	(193)	(5.7)
NOI	$(1,766)	(5.2)%	$64,107	1,735.4%	$62,341	165.3%

	Three months ended
Reconciliation to net income	June 30, 2015	June 30, 2014	Dollar Change	Percentage Change
Same-store NOI	$32,258	$34,024	$(1,766)	(5.2)%
Non-same store NOI	67,801	3,694	64,107	1,735.4
General and administrative	(10,373)	(6,579)	(3,794)	57.7
Depreciation and amortization	(73,592)	(17,944)	(55,648)	310.1
Income from operations	$16,094	$13,195	$2,899	22.0%
Interest expense	$(14,113)	$(6,445)	$(7,668)	119.0%
Interest income	48	11	37	336.4
Acquisition-related expenses	(37,481)	—	(37,481)	—
Other expense	(40)	(12)	(28)	233.3
Loss on sale of real estate	(591)	—	(591)	—
Impairment loss from discontinued operations	—	(60)	60	(100.0)
Net income	$(36,083)	$6,689	$(42,772)	(639.4)%

Total NOI increased $62.3 million, or 165.3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to:

•
A $(1.6) million, or (5.1)%, decrease in NOI from our same-store office properties resulting primarily from a one-time lease termination fee at our 625 Second Street (Fox Interactive) property during the three months ended June 30, 2014 and a one-time GAAP straight line rent write-off at our Howard Street (Heald College) property during the three months ended June 30, 2015. The decrease was partially offset by the lease-up of our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties.

•
A $64.1 million, or 1,735.4%, increase in NOI from our non-same office store properties resulting primarily from the EOP Northern California portfolio acquisition on April 1, 2015. The remaining increase is as a result of lease-up of our Element LA (Riot Games), 901 Market (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway property note receivable. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014.

•
A $(0.2) million, or (5.7)%, decrease in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower property, partially offset by Company’s decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

Same-Store Office NOI

Office rental revenue increased $0.5 million, or 1.6%, to $35.2 million for the three months ended June 30, 2015 compared to $34.7 million for the three months ended June 30, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a one-time GAAP straight line rent write-off at our Howard Street (Heald College).

Office tenant recoveries increased $1.1 million, or 19.0% to $6.7 million for three months ended June 30, 2015 compared to $5.6 million for the three months ended June 30, 2014. The increase is primarily due to an increase in real estate tax expense as a result of a reassessment of our 1455 Market and Rincon properties in the third quarter of 2014.

Office parking and other revenue decreased by $(2.2) million, or (34.2)%, to $4.3 million for the three months ended June 30, 2015 compared to $6.5 million for the three months ended June 30, 2014. The decrease is primarily due to a termination fee at our 625 Second Street (Fox interactive) property recognized in 2014.

Office operating expenses increased by $1.0 million, or 6.0%, to $17.1 million for the three months ended June 30, 2015 compared to $16.2 million for the three months ended June 30, 2014. The increase is primarily due to an increase in property taxes at our 1455 Market and Rincon Properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue decreased by $(1.0) million, or (10.4)%, to $8.3 million for the three months ended June 30, 2015 compared to $9.2 million for the three months ended June 30, 2014. The decrease is the result of our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Media and entertainment operating expenses decreased by $(0.8) million or (13.2)% to $5.1 million for the three months ended June 30, 2015 compared to $5.8 million the three months ended June 30, 2014. We incurred additional lighting expense in connection with the heightened production activity at the Sunset Gower property partially offset by our decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property.

Other Expenses Income

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.8 million, or 57.7%, to $10.4 million for the three months ended June 30, 2015 compared to $6.6 million for the three months ended June 30, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 Outperformance Program and increased staffing to meet operational needs stemming from growth related to the EOP Northern California portfolio acquisition which was completed on April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $55.6 million, or 310.1%, to $73.6 million for the three months ended June 30, 2015 compared to $17.9 million for the three months ended June 30, 2014. The increase was primarily related to depreciation expenses associated with the acquisition of the EOP Northern California portfolio on April 1, 2015. The remaining increase is a result of a write-off of assets associated with the early termination of a tenant at our Howard street property, lease-up of our Element LA, 1455 Market, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014.

Interest Expense

Interest expense increased $7.7 million, or 119.0%, to $14.1 million for the three months ended June 30, 2015 compared to $6.4 million for the three months ended June 30, 2014. At June 30, 2015, we had $2.1 billion of notes payable, compared to $852.5 million at June 30, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings as a result of the EOP Northern California portfolio acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan and First and King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-Related Expenses

Acquisition-related expenses increased by $37.5 million, or 100% to $37.5 million for the three months ended June 30, 2015 compared to $0.0 million for the three months ended June 30, 2014 as a result of acquisition costs related to the EOP Northern California portfolio acquisition.

(Loss) / gain on sale of real estate

On March 3, 2015, we completed the sale of our First Financial property for $89.0 million (before certain credits, prorations, and closing costs). We updated the gain on sale calculation which resulted with a reduction of $(0.6) million to the gain recognized in the previous quarter. There was no comparable activity in the same period a year ago.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Percent Change
Same-store office statistics
Number of properties	19	19
Rentable square feet	4,413,032	4,413,032
Ending % leased	93.2%	95.0%	(1.9)%
Ending % occupied	92.4%	91.0%	1.5%
Average % occupied for the period	92.3%	88.8%	3.9%
Average annual rental rate per square foot	$34.38	$31.94	7.6%

Same-store media statistics
Number of properties	2	2
Rentable square feet	869,568	869,568
Average % occupied for the period	71.9%	70.8%	1.6%

	Six Months Ended June 30,
	2015			2014
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$71,233	$90,395	$161,628	$66,616	$9,299	$75,915
Tenant recoveries	11,990	11,864	23,854	10,759	800	11,559
Parking and other	8,354	2,657	11,011	10,647	845	11,492
Total office revenues	$91,577	$104,916	$196,493	$88,022	$10,944	$98,966

Media & entertainment
Rental	$10,861	$—	$10,861	$11,407	$—	$11,407
Tenant recoveries	493	—	493	704	—	704
Other property-related revenue	6,665	—	6,665	6,445	—	6,445
Other	131	—	131	203	—	203
Total media & entertainment revenues	$18,150	$—	$18,150	$18,759	$—	$18,759

Total revenues	$109,727	$104,916	$214,643	$106,781	$10,944	$117,725

Operating expenses
Office operating expenses	$32,383	$31,443	$63,826	$30,191	$4,309	$34,500
Media & entertainment operating expenses	11,074	—	11,074	11,843	—	11,843
Total operating expenses	$43,457	$31,443	$74,900	$42,034	$4,309	$46,343

Office NOI	$59,194	$73,473	$132,667	$57,831	$6,635	$64,466
Media & entertainment NOI	7,076	—	7,076	6,916	—	6,916
NOI	$66,270	$73,473	$139,743	$64,747	$6,635	$71,382

	Six months ended June 30, 2015 as compared to Six months ended June 30, 2014
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$4,617	6.9%	$81,096	872.1%	$85,713	112.9%
Tenant recoveries	1,231	11.4	11,064	1,383.0	12,295	106.4
Parking and other	(2,293)	(21.5)	1,812	214.4	(481)	(4.2)
Total office revenues	$3,555	4.0%	$93,972	858.7%	$97,527	98.5%

Media & entertainment
Rental	$(546)	(4.8)%	$—	—%	$(546)	(4.8)%
Tenant recoveries	(211)	(30.0)	—	—	(211)	(30.0)
Other property-related revenue	220	3.4	—	—	220	3.4
Other	(72)	(35.5)	—	—	(72)	(35.5)
Total media & entertainment revenues	$(609)	(3.2)%	$—	—%	$(609)	(3.2)%

Total revenues	$2,946	2.8%	$93,972	1,492.6%	$96,918	82.3%

Operating expenses
Office operating expenses	$2,192	7.3%	$27,134	629.7%	$29,326	85.0%
Media & entertainment operating expenses	(769)	(6.5)	—	—	(769)	(6.5)
Total operating expenses	$1,423	3.4%	$27,134	1,122.0%	$28,557	61.6%

Office NOI	$1,363	2.4	$66,838	1,007.4%	$68,201	105.8%
Media & entertainment NOI	160	2.3	—	—	160	2.3
NOI	$1,523	2.4%	$66,838	1,007.4%	$68,361	95.8%

	Six months ended
Reconciliation to net income	June 30, 2015	June 30, 2014	Dollar Change	Percentage Change
Same-store NOI	$66,270	$64,747	$1,523	2.4%
Non-same store NOI	73,473	6,635	66,838	1,007.4
General and administrative	(19,573)	(12,355)	(7,218)	58.4
Depreciation and amortization	(90,750)	(34,612)	(56,138)	162.2
Income from operations	$29,420	$24,415	$5,005	20.5%
Interest expense	$(19,606)	$(12,969)	$(6,637)	51.2%
Interest income	101	20	81	405.0
Acquisition-related expenses	(43,525)	(105)	(43,420)	41,352.4
Other income / (expense)	1	(13)	14	(107.7)
Gain on sale of real estate	22,100	—	22,100	—
Impairment (loss) income from discontinued operations	—	(126)	126	(100.0)
Net income	$(11,509)	$11,222	$(22,731)	(202.6)%

Total NOI increased $68.4 million, or 95.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to:

•
A $1.4 million, or 2.4%, increase in NOI from our same-store office properties resulting primarily by the lease-up of our 1455 Market property (Uber and Square) and Rincon Center property (Sales Force). The increase was partially offset by a one-time lease termination fee at our 625 Second Street property (Fox Interactive) and our 222 Kearny property (The Children’s place), during the six months ended June 30, 2014 and a one time GAAP straight line rent write-off at our Howard Street property (Heald College) during the six months ended June 30, 2015.

•
A $66.8 million, or 1,007.4%, increase in NOI from our non-same store office properties resulting primarily from the EOP Northern California portfolio acquisition on April 1, 2015. The remaining increase is as a result of lease-up of our Element LA (Riot Games), 901 Market (Nordstrom Rack, Saks and Company, Nerdwallet), 3401 Exposition (Deluxe Entertainment Services) properties and income from our purchase of the Broadway property note receivable. This increase was partially offset by the sale of our First Financial property on March 5, 2015 and the sale of our Tierrasanta property on July 16, 2014.

•
A $0.2 million, or 2.3%, increase in NOI from our same-store media and entertainment properties resulting primarily from the higher rental revenue generated by strong occupancy and heightened production activity at the Sunset Gower property, partially offset by Company’s decision to take certain buildings and stages off-line to facilitate our ICON development and other longer-term plans for the Sunset Bronson property.

Same-Store Office NOI

Office rental revenue increased $4.6 million, or 6.9%, to $71.2 million for the six months ended June 30, 2015 compared to $66.6 million for the six months ended June 30, 2014. The increase is primarily due to rental income relating to new leases signed at our 1455 Market (Uber and Square) and Rincon Center (Sales Force) properties at higher rents than expiring leases, partially offset by a one time GAAP straight line rent write-off at our Howard Street property (Heald College).

Office tenant recoveries increased $1.2 million, or 11.4% to $12.0 million for six months ended June 30, 2015 compared to $10.8 million the six months ended June 30, 2014. The increase is primarily due to an increase in real estate tax expense as a result of a reassessment of our 1455 Market and Rincon properties in the third quarter of 2014.

Office parking and other revenue decreased by $(2.3) million, or (21.5)%, to $8.4 million for the six months ended June 30, 2015 compared to $10.6 million for the six months ended June 30, 2014. The decrease is primarily due to a termination fee at our 625 Second Street (Fox interactive) and our 222 Kearny (The Children’s place) properties recognized during the six months ended June 30, 2014.

Office operating expenses increased by $2.2 million, or 7.3%, to $32.4 million for the three months ended June 30, 2015 compared to $30.2 million for the six months ended June 30, 2014. The increase is primarily due to an increase in property taxes at our 1455 Market and Rincon Center properties.

Same-Store Media & Entertainment NOI

Media and entertainment, rental revenue, tenant recoveries and other property-related revenue decreased by $(0.6) million, or (3.2)%, to $18.2 million for the six months ended June 30, 2015 compared to $18.8 million for the six months ended June 30, 2014. The decrease is the result of our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property, partially offset by the heightened production activity at the Sunset Gower property.

Media and entertainment operating expenses decreased by $(0.8) million or (6.5)% to $11.1 million for the six months ended June 30, 2015 compared to $11.8 million the six months ended June 30, 2014. The decrease is result of our decision to take certain buildings and stages off-line to facilitate the ICON development and other longer-term plans for the Sunset Bronson property partially offset by additional lighting expense in connection with the heightened production activity at the Sunset Gower property.

Other Expenses Income

General and Administrative Expenses

General and administrative expense include wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $7.2 million, or 58.4%, to $19.6 million for the six months ended June 30, 2015 compared to $12.4 million for the six months ended June 30, 2014. The increase in general and administrative expenses was primarily attributable to the adoption of the 2015 Outperformance Program and increased staffing to meet operational needs stemming from growth related to the EOP Northern California portfolio acquisition, which was completed on April 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased $56.1 million, or 162.2%, to $90.8 million for the six months ended June 30, 2015 compared to $34.6 million for the six months ended June 30, 2014. The increase was primarily related to depreciation expenses associated with the acquisition of the EOP Northern California portfolio on April 1, 2015. The remaining increase is a result of a write-off of assesst associated with the early termination of a tenant at our Howard street property, lease-up of our Element LA, 1455 Market, 901 Market Street and 3401 Exposition properties, partially offset by the reduction of depreciation expense as a result of the sale of our First Financial property on March 5, 2015 and sale of our Tierrasanta property on July 16, 2014.

Interest Expense

Interest expense increased $6.6 million, or 51.2%, to $19.6 million for the six months ended June 30, 2015 compared to $13.0 million for the six months ended June 30, 2014. At June 30, 2015, we had $2.1 billion of notes payable, compared to $852.5 million at June 30, 2014. The increase was primarily attributable to $1.3 billion of term loan borrowings as a result of the EOP Northern California portfolio acquisition, partially offset by interest savings related to our repayment of indebtedness associated with our 6922 Hollywood, 275 Brannan and First and King properties and repayment of debt associated with the sale of our First Financial property on March 5, 2015.

Acquisition-Related Expenses

Acquisition-related expenses increased by $43.4 million, or 41,352.4% to $43.5 million for the six months ended June 30, 2015 compared to $0.1 million for the six months ended June 30, 2014 as a result of acquisition costs related to the EOP Northern California portfolio acquisition.

Liquidity and Capital Resources

We had approximately $40.3 million of cash and cash equivalents at June 30, 2015.

On January 20, 2015, we closed the public offering of 12,650,000 shares of our common stock for net proceeds of approximately $385.6 million. We used $130.0 million of the net proceeds to fully pay down the $130.0 million then outstanding balance on our unsecured revolving credit facility.

In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $400.0 million to the extent our unencumbered pool properties support such borrowings. As of June 30, 2015, $45.0 million had been drawn under our unsecured revolving credit facility.

We also have an at-the-market equity offering program, or ATM program, that allows us to sell up to $125.0 million of shares of our common stock, $14.5 million of which has been sold as of June 30, 2015.
We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures, and for working capital and other corporate purposes.
As of June 30, 2015, based on the closing price of our common stock of $28.37 on June 30, 2015, our ratio of debt to total market capitalization was approximately 33.2% (counting series A preferred units as debt). Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and dividend payments to our stockholders required to maintain our REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through cash on hand, net cash provided by operations, reserves established from existing cash and, if necessary, by drawing upon our unsecured revolving credit facility.
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our unsecured credit facility pending permanent financing.
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Indebtedness

Our indebtedness creates the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on or other amounts in respect of our indebtedness and other obligations. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

As of June 30, 2015, we had outstanding notes payable of $2.12 billion (before loan premium), of which $1.77 billion, or 83.6%, was variable rate debt. $806.5 million of such variable rate debt is subject to the interest rate contracts described in footnotes 2, 3, 9 and 10 in the table below.

The following table sets forth information as of June 30, 2015 and December 31, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	June 30, 2015	December 31, 2014	Interest Rate(1)	Maturity Date
Unsecured Loans
Unsecured revolving credit facility	$45,000	$130,000	LIBOR+ 1.15% to 1.85%	4/1/2019
2-Year unsecured term loan	550,000	—	LIBOR+ 1.30% to 2.20%	4/1/2017
5-Year unsecured term loan(2)	550,000	150,000	LIBOR+ 1.30% to 2.20%	4/1/2020
7-Year unsecured term loan(3)	350,000	—	LIBOR+ 1.60% to 2.55%	4/1/2022
Total unsecured loans	$1,495,000	$280,000

Mortgage Loans
Mortgage loan secured by 275 Brannan(4)	—	15,000	LIBOR+2.00%	N/A
Mortgage loan secured by Pinnacle II(5)	86,826	87,421	6.31%	9/6/2016
Mortgage loan secured by 901 Market(6)	30,000	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(7)	82,646	59,490	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Rincon Center(8)	103,365	104,126	5.13%	5/1/2018
Mortgage loan secured by Sunset Gower/Sunset Bronson(9)	97,000	97,000	LIBOR+2.25%	3/4/2019
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(11)	28,637	28,866	5.32%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.95%	11/7/2022
Subtotal mortgage loans	$621,974	$635,003
Unamortized loan premium, net(13)	2,183	3,056
Total mortgage loans before mortgage loan on real estate held for sale	$624,157	$638,059
Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(14)	—	42,449	4.580%	N/A
Total mortgage loans	$624,157	$680,508
Total	$2,119,157	$960,508
__________________

(1)
Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs. Interest rates as of June 30, 2015, which may be different than the interest rates as of December 31, 2014 for corresponding indebtedness.

(2)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 million five-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of this facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio.

(3)
Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million seven-year term loan facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

(4)	On April 10, 2015, the loan was fully repaid.

(5)
This loan was assumed June 14, 2013 in connection with the contribution of the Pinnacle II building to the Company’s joint venture with M. David Paul & Associates/Worthe Real Estate Group. This loan bore interest only for the first five years. Beginning with the payment due October 6, 2011, monthly debt service includes annual debt amortization payments based on a 30-year amortization schedule.

(6)	On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing. On April 10, 2015, we repaid $19.6 million of this loan.

(7)
On November 24, 2014, we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019 with a 1-year extension option.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020. As a result, this loan bears interest at a rate equal to 3.7144% per annum.

(11)	This loan is amortizing based on a 30-year amortization schedule.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule, for total annual debt service of $7.3 million.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

(14)	This note has been recorded as part of the liabilities associated with real estate held for sale.

Senior Unsecured Credit Facilities

On April 1, 2015, the Operating Partnership funded the facilities entered into pursuant to a Second Amended and Restated Credit Agreement dated as of March 31, 2015 (the “A&R Credit Agreement”). The A&R Credit Agreement amended and restated the Operating Partnership’s existing $300.0 million unsecured revolving credit facility and $150 million unsecured term loan facility entered into on September 23, 2014 to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million (the “5-Year Term Loan Facility” and, together with the unsecured revolving credit facility, the “Existing Facilities”), and add a $350.0 million unsecured 7-year term loan facility (the “7-Year Term Loan Facility”, and, together with the Existing Facilities, the “A&R Credit Facilities”), which A&R Credit Facilities will be used: (a) for the payment of pre- development and development costs incurred in connection with properties owned by the Operating Partnership or any subsidiary; (b) to finance acquisitions otherwise permitted under the A&R Credit Agreement (including the EOP Northern California portfolio acquisition); (c) to finance capital expenditures and the repayment of indebtedness of the Company, the Operating Partnership and its subsidiaries; (d) to provide for the general working capital needs of the Company, the Operating Partnership and its subsidiaries and for other general corporate purposes of the Company, the Operating Partnership and its subsidiaries; and (e) to pay fees and expenses incurred in connection with the A&R Credit Agreement.

The Operating Partnership continues to be the borrower under the A&R Credit Agreement. The Company and certain of its subsidiaries that own unencumbered properties are required to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties by its subsidiaries are not required, except under limited circumstances. Subject to the satisfaction of certain conditions and lender commitments, the Operating Partnership may increase the availability of the A&R Credit Facilities so long as the aggregate commitments under the A&R Credit Facilities do not exceed $2.0 billion.

For borrowings under the unsecured revolving credit facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 115 basis points to 185 basis points per annum or a specified base rate plus 15 basis points to 85 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 5-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. For borrowings under the 7-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 160 basis points to 255 basis points per annum or a specified base rate plus 60 basis points to 155 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for the Company’s senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 basis points to 155 basis points per annum or the specified base rate plus zero basis points to 55 basis points per annum, for the 5-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85, and for the 7-Year Term Loan Facility to a rate equal to either LIBOR plus 140 basis points to 235 basis points per annum or the specified base rate plus 40 basis points to 135 basis points per annum, in each case, depending on the credit rating.

Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 5-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-year Term Loan Facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio. Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 basis points to 35 basis points, depending on the Operating Partnership’s leverage ratio, or, if the Operating Partnership makes the credit rating election, in an amount equal to the aggregate amount of the Operating Partnership’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 12.5 basis points to 30 basis points, depending upon the credit rating. Unused amounts under the facility are not subject to a separate fee.

The amount available for us to borrow under the A&R Credit Agreement remains subject to compliance with a number of customary restrictive covenants contained therein, including:

•
a maximum leverage ratio (defined as consolidated total indebtedness plus the Operating Partnership's pro rata share of indebtedness of unconsolidated affiliates to total asset value) of 0.60:1.00; provided that such ratio may increase to 0.65 to 1.00 for up to two (2) consecutive calendar quarters immediately following a material acquisition not more than twice during the term of the A&R Credit Agreement;

•	a minimum fixed charge coverage ratio (defined as the Operating Partnership’s adjusted EBITDA to its fixed charges) of 1.50:1.00;

•
a maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness plus the Operating Partnership’s pro rata share of secured indebtedness of unconsolidated affiliates to total asset value) of 0.55:1:00;

•
a minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties plus the Operating Partnership’s pro rata share of net operating income from unencumbered properties to unsecured interest expense) of 2.00:1.00; and

•
a maximum recourse debt ratio (defined as recourse indebtedness other than indebtedness under the revolving credit facility but including unsecured lines of credit to total asset value) of 0.15:1.00, provided that such test does not apply so long as the Company maintains an investment grade credit rating.

In addition to these covenants, the A&R Credit Agreement also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Operating Partnership’s primary business, and other customary affirmative and negative covenants. The Operating Partnership’s ability to borrow under the A&R Credit Agreement is subject to continued compliance with these covenants.

The original revolving loan maturity date for the A&R Credit Agreement may be extended once, for an additional one year term. A fee equal to 0.15% of the aggregate outstanding revolving commitments at such time (whether or not utilized) must be paid to the administrative agent to exercise the right to extend.

If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility prior to the first anniversary of the closing of such facility, such prepayments are subject to a 2% prepayment premium on the principal amount of such loans that are prepaid. If the Operating Partnership voluntarily prepays any of the borrowings under the 7-year term loan facility on or after the first anniversary of the closing of such facility and prior to the second anniversary of the closing of such facility, such prepayments are subject to a 1% prepayment premium on the principal amount of such loans that are prepaid.

On April 1, 2015, the Operating Partnership entered into pursuant to a separate Term Loan Credit Agreement dated March 31, 2015 (the “New Credit Agreement”). The New Credit Agreement provides a $550.0 million unsecured 2-year term loan credit facility (the “2-Year Term Loan Facility”), which was fully drawn by us on the date of the New Credit Agreement to consummate the EOP Northern California portfolio acquisition, with the remaining funds used to pay fees and expenses incurred in connection therewith and the New Credit Agreement. The Operating Partnership is the borrower under the New Credit Agreement and the Company and all of its subsidiaries that own unencumbered properties will provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required, except under limited circumstances.

For borrowings under the 2-Year Term Loan Facility, the Operating Partnership may elect to pay interest at a rate equal to either LIBOR plus 130 basis points to 220 basis points per annum or a specified base rate plus 30 basis points to 120 basis points per annum, depending on the Operating Partnership’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, the Operating Partnership may make an irrevocable election to change the interest rate for the 2-Year Term Loan Facility to a rate equal to either LIBOR plus 90 basis points to 185 basis points per annum or the specified base rate plus zero basis points to 85 basis points per annum, depending on the credit rating.

The term of the New Credit Agreement is two years, with one one-year extension option. If any undrawn commitments remain as of April 1, 2016, a fee equal to one percent (1%) of the aggregate amount of the commitments (whether disbursed or undisbursed) is due and payable on April 1, 2016. If the Operating Partnership exercises the one-year extension option, it is required to pay to the administrative agent a fee equal to one and half percent (1.5%) of the aggregate outstanding commitments so extended (whether or not utilized).

Except as noted herein, the New Credit Agreement is on terms substantially similar to the terms and subject to the financial covenants provided in the A&R Credit Agreement, as applicable to the 5-Year Term Loan Facility thereunder.

Cash Flows
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014 is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	Dollar Change	Percentage Change
Net cash provided by operating activities	$63,551	$35,891	$27,660	77.1%
Net cash used in investing activities	(1,748,037)	(127,086)	(1,620,951)	1,275.5%
Net cash provided by financing activities	1,707,060	93,636	1,613,424	1,723.1%

Cash and cash equivalents were $40.3 million and $17.8 million at June 30, 2015 and December 31, 2014, respectively.

Operating Activities

Net cash provided by operating activities increased by $27.7 million to $63.6 million for the six months ended June 30, 2015 compared to $35.9 million for the six months ended June 30, 2014. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisition of the EOP Northern California portfolio, increased occupancy and higher rental revenue from our 1455 Market, Rincon Center, 901 Market Street and 3401 Exposition properties, partially offset by the sale of our First Financial property on March 5, 2015 and Tierrasanta property on July 16, 2014. The increase was also attributable to an increase in accounts payable and accrued expenses, partially offset by an increase in leasing costs primarily related to our Element LA property, increase in general and administrative expenses and an increase in acquisition related costs associated with the EOP Northern California acquisition as compared to the six months ended June 30, 2014.

Investing Activities

Net cash used in investing activities increased by $1.6 billion to $1.7 billion for the six months ended June 30, 2015 compared to $127.1 million for six months ended June 30, 2014. The increase was primarily attributable to the acquisition of the EOP Northern California portfolio during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in investing activities was partially offset by the cash provided by the sale of our First Financial property on March 5, 2015.

Financing Activities

Net cash provided by financing activities increased $1.6 billion to $1.7 billion for the six months ended June 30, 2015 compared to $93.6 million for the six months ended June 30, 2014. The increase was primarily due to an increase in the $1.3 billion of borrowing associated with the acquisition of the EOP Northern California portfolio, an increase total proceeds generated by the issuance of common equity securities, after underwriters’ discounts, of approximately $385.6 million (before transaction costs) in 2015, compared to the issuance of equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014 and increase in total proceeds from our joint venture at our 1455 Market property of $219.2 million. The increase was partially offset by an increase in repayment of debt, an increase in dividends paid to common stock and unit holders and an increase in loan costs as compared to the six months ended June 30, 2014.
Contractual Obligations and Commitments

During the second quarter of 2015, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties. These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2014 Annual Report on Form 10-K. We have not made any material changes to these policies during the periods covered by this Report.

Non-GAAP Supplemental Financial Measure: Funds From Operations
We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts. The White Paper defines FFO as net income or loss calculated in accordance with GAAP, excluding extraordinary items, as defined by GAAP, gains and losses from sales of depreciable real estate and impairment write-downs associated with depreciable real estate, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets.
We believe that FFO is a useful supplemental measure of our operating performance. The exclusion from FFO of gains and losses from the sale of operating real estate assets allows investors and analysts to readily identify the operating results of the assets that form the core of our activity and assists in comparing those operating results between periods. Also, because FFO is generally recognized as the industry standard for reporting the operations of REITs, it facilitates comparisons of operating performance to other REITs. However, other REITs may use different methodologies to calculate FFO, and accordingly, our FFO may not be comparable to all other REITs.
Implicit in historical cost accounting for real estate assets in accordance with GAAP is the assumption that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies using historical cost accounting alone to be insufficient. Because FFO excludes depreciation and amortization of real estate assets, we believe that FFO along with the required GAAP presentations provides a more complete measurement of our performance relative to our competitors and a more appropriate basis on which to make decisions involving operating, financing and investing activities than the required GAAP presentations alone would provide.
However, FFO should not be viewed as an alternative measure of our operating performance because it does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs and could materially impact our results from operations.
The following table presents our FFO for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) / income	$(36,083)	$6,689	$(11,509)	$11,222
Adjustments:
Depreciation and amortization of real estate assets	73,293	17,835	90,366	34,503
Loss / (gain) from sale of real estate	591	—	(22,100)	—
FFO attributable to non-controlling interests	(3,696)	(1,080)	(7,008)	(2,171)
Net income attributable to preferred stock and units	(3,195)	(3,195)	(6,390)	(6,395)
Funds From Operations to common stockholders and unit holders	$30,910	$20,249	$43,359	$37,159

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors.
Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest to a rate equal to one-month LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment. Effective March 4, 2015, the terms of this loan were amended and restated to introduce the ability to draw up to an additional $160.0 million for budgeted construction costs associated with our ICON development and to extend the maturity date from February 11, 2018 to March 4, 2019. The interest rate contracts described above were not changed in connection with this loan amendment.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

On September 23, 2014, we amended and restated our $250.0 million unsecured revolving credit facility to, among other things, increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility, and add a five-year, $150.0 million unsecured term loan facility. The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date. On March 31, 2015, we amended and restated our existing $300.0 million unsecured revolving credit facility and $150 million unsecured term loan facility to, among other things, extend the term, increase the unsecured revolving credit facility to $400.0 million, increase the unsecured 5-year term loan facility to $550.0 million, and add a $350.0 million unsecured 7-year term loan facility.

In addition, on March 31, 2015, the Company entered into a $550.0 million new unsecured 2-year term loan facility. For borrowings under the 2-Year Term Loan Facility.

Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to $300.0 million of the $550.0 5-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.36% through the loan’s maturity on April 1, 2020. As a result, $300.0 million of the 5-year Term Loan Facility currently bears interest at a rate equal to 2.66% to 3.56% per annum depending on our leverage ratio. Effective as of May 1, 2015, the Company entered into an interest rate contract with respect to the entire $350.0 million 7-year Term Loan Facility that swapped one-month LIBOR to a fixed rate of 1.61% through the loan’s maturity on April 1, 2022. As a result, this facility currently bears interest at a rate equal to 3.21% to 4.16% per annum depending on our leverage ratio.

Our unsecured revolving credit facility and our $550.0 million 2-year term loan, as well as the loans on each of our 901 Market, 275 Brannan, and Element LA properties, are not subject to interest rate hedges. As of June 30, 2015, we had total borrowing capacity of $400 million under our unsecured revolving credit facility, $45.0 million of which had been drawn.

With respect to our unsecured revolving credit facility, the $550.0 million 5-year term loan ($250.0 million of which is not subject to an interest rate contract), the $550.0 million 2-year term loan, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $30.0 million loan on our 901 Market property, the $82.6 million loan on our Element LA property, if one-month LIBOR as of June 30, 2015 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $10.5 million.

As of June 30, 2015, we had outstanding notes payable of $2.1 billion (before loan premium), of which $347.8 million, or 16.4%, consisted of fixed rate secured mortgage loans, and $1.8 billion, or 83.6%, was variable rate debt. Approximately $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 9 to the table above, approximately $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table above, approximately $300.0 million of the variable rate debt is subject to the interest rate contract described in footnote 2 to the table above and approximately $350.0 million of the variable rate debt is subject to the interest rate contract described in footnote 3 to the table above. As of June 30, 2015, the estimated fair value of our fixed rate secured mortgage loans was $354.2 million. The estimated fair value of our variable rate debt equals the carrying value.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)

Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2015, the end of the period covered by this Report, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, Inc. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

We acquired the EOP Northern California Portfolio on April 1, 2015 and are currently in the process of integrating the Portfolio into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the EOP Northern California Portfolio, there were no changes to our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)

Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2015, the end of the period covered by this Report, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, L.P.’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Hudson Pacific Properties, L.P. in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

We acquired the EOP Northern California Portfolio on April 1, 2015 and are currently in the process of integrating the Portfolio into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of the EOP Northern California Portfolio, there were no changes to our internal control over financial reporting identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows if determined adversely to us.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual
Report on Form 10-K for the year ended December 31, 2014. Please review the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)Recent Sales of Unregistered Securities: None

(b)Use of Proceeds from Registered Securities: None

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, certain employees surrendered common shares owned by them to satisfy their statutory minimum federal income tax obligation associated with the vesting of restricted common shares of beneficial interest issued under our 2010 Incentive Award Plan.

The following table summarizes all of the repurchases during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2015 through April 30, 2015	—	$—	N/A	N/A
May 1, 2015 through May 31, 2015	—	—	N/A	N/A
June 1, 2015 through June 30, 2015	2,982	28.22	N/A	N/A
Total	2,982	$28.22	N/A	N/A
__________________

(1)	The price paid per share is based on the closing price of our common shares as of the date of the determination of the statutory minimum federal tax income.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (37)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
4.3	Stockholders Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the other parties thereto. (36)
4.4	Registration Rights Agreement, dated as of April 1, 2015, by and among Hudson Pacific Properties, Inc. and the other parties thereto.(36)
4.5	Third Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. dated as of April 1, 2015.(36)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *

10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.24
Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)

10.25	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
10.26	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(1)
10.27
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of the Farallon Funds, dated as of February 15, 2010.(1)

10.28
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.(1)

10.29
Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.(1)

10.30
Subscription Agreement by and among Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institution Partners III, L.P., Victor J. Coleman and Hudson Pacific Properties, Inc. dated as of February 15, 2010.(2)

10.31	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.(7)
10.32	Agreement of Purchase and Sale and Joint Escrow Instructions between Del Amo Fashion Center Operating Company and Hudson Capital, LLC dated as of May 18, 2010.(4)
10.33
Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated June 29, 2010.(7)

10.34	First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 29, 2010.(5)
10.35	Amended and Restated First Modification Agreement between Sunset Bronson Entertainment Properties, LLC and Wells Fargo Bank, N.A. dated as of June 20, 2010.(7)
10.36
Loan Agreement among Sunset Bronson Entertainment Properties, L.L.C., as Borrower, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, and lenders party thereto, dated as of May 12, 2008.(6)

10.37	Conditional Consent Agreement between GLB Encino, LLC, as Borrower, and SunAmerica Life Insurance Company, as Lender, dated as of June 10, 2010.(6)
10.38
Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.(6)

10.39	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.(6)
10.40	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.(6)
10.41	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.42	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.(6)
10.43
Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.(7)

10.44	Purchase and Sale Agreement, dated September 15, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.45	First Amendment to Purchase and Sale Agreement, dated October 1, 2010, by and between ECI Washington LLC and Hudson Pacific Properties, L.P.(9)
10.46
Term Loan Agreement by and between Sunset Bronson Entertainment Properties, LLC and Sunset Gower Entertainment Properties, LLC, as Borrowers, and Wells Fargo Bank, National Association, as Lender, dated February 11, 2011.(10)

10.47	Contract for Sale dated as of December 15, 2010 by and between Hudson 1455 Market, LLC and Bank of America, National Association.(12)
10.48	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.(13)

10.49	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.(13)
10.50
First Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated December 10, 2010.(13)

10.51
Second Amendment to Credit Agreement among Hudson Pacific Properties, Inc., Hudson Pacific Properties L.P., Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as successor in interest to Banc of America Securities LLC), as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, as Administrative Agent, and the other lenders party thereto, dated April 4, 2011.(14)

10.52
First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011. (11)

10.53
Subscription Amendment by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated April 26, 2011.(15)

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell.(16)
10.56	2012 Outperformance Award Agreement.(17)*
10.57
Credit Agreement by and among Hudson Pacific Properties, L.P. and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated August 3, 2012.(22)

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)
10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)
10.61	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.62	2013 Outperformance Award Agreement.(20)*
10.63	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.(23)
10.64
Amendment No. 1 to the Credit Agreement among the Company, Hudson Pacific Properties, L.P., as Borrower, and each of the Lenders party thereto (as defined in the original credit agreement, dated August 3, 2012).(24)

10.65
Purchase Agreement between 1220 Howell LLC, a Delaware limited liability company, King & Dearborn LLC, a Delaware limited liability company, and Northview Corporate Center LLC, a Delaware limited liability company, as Sellers, and Hudson Pacific Properties, L.P., a Maryland limited partnership, as Buyer.(25)

10.66
First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.(26)

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*
10.69	Consulting Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P., and Howard S. Stern dated January 16, 2014.(29)*
10.70	Addendum to Outperformance Agreement.(30)*
10.71	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(31)*
10.72	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(31)*
10.73	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(31)*
10.74	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Dale Shimoda.(31)*
10.75	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Alex Vouvalides.(31)*
10.76	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc.
10.77
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.78	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc.

10.79	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC.
10.80
Amended and Restated Credit Agreement by and among Hudson Pacific Properties, L.P., as borrower, and Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., and Barclays Bank PLC, as Syndication Agents, and Keybank National Association, as Documentation Agent, dated September 23, 2014. (32)

10.81	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.(34)
10.82
Bridge Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.(35)

10.83	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.(35)
10.84	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.
10.85	2015 Outperformance Award Agreement. (36)*
10.86	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P. (37)
10.87
Second Amended and Restated Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the Existing Facilities, and Wells Fargo Securities LLC and Keybanc Capital Markets, Inc., as joint lead arrangers and joint bookrunners, with respect to the 7-Year Term Loan Facility, Bank of America, N.A., and KeyBank National Association, as syndication agents with respect to the Existing Facilities, and KeyBank National Association, as syndication agent with respect to the 7-Year Term Loan Facility, Barclays Bank PLC, Fifth Third Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Goldman Sachs Bank USA, and U.S. Bank National Association, as documentation agents with respect to the Existing Facilities, and the lenders party thereto. (36)

10.88
Term Loan Credit Agreement, dated as of March 31, 2015, by and among Hudson Pacific Properties, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner and Smith, Incorporated, and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, and the lenders party thereto. (36)

10.89	Hudson Pacific Properties, inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan (2012 Outperformance program) Restricted Stock Unit Award Agreement. (38)
10.90	Addendum to 2014 Outperformance Award Agreement. (38)
10.91	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements **

(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on April 9, 2010.
(2)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on May 12, 2010.
(3)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 3, 2010.
(4)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 11, 2010.
(5)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 14, 2010.
(6)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on June 22, 2010.
(7)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2010.
(8)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on November 22, 2010.

(9)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on December 6, 2010.
(10)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 15, 2011.
(11)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 4, 2011.
(12)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 21, 2010.
(13)	Previously filed with the Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on April 14, 2011.
(14)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 5, 2011.
(15)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(16)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 6, 2012.
(18)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 23, 2012.
(19)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 12, 2012.
(20)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 7, 2013.
(21)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(22)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(23)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 20, 2013.
(25)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 1, 2013.
(26)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
(27)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 22, 2013.
(28)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 3, 2014.
(29)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 16, 2014.
(30)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(31)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 27, 2014.
(32)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 29, 2014.
(33)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(34)	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(35)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2014.
(36)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 2, 2015.
(37)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 12, 2015.
(38)	Previously filed with the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 12, 2015.
*	Denotes a management contract or compensatory plan or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 10, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 10, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 10, 2015	/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer (principal executive officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 10, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)