Form 10-K
period 2014-12-31
Hudson Pacific Properties, L.P.
filed 2015-08-14
CIK 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File Number 001-34789
_______________________________________
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

11601 Wilshire Blvd., Sixth Floor, Los Angeles, California 90025
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (310) 445-5700

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Hudson Pacific Properties, Inc.  Yes  ☒   No  ☐     Hudson Pacific Properties, L.P.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hudson Pacific Properties, Inc.  Yes  ☒   No  ☐     Hudson Pacific Properties, L.P.  Yes  ☐   No  ☒

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
Hudson Pacific Properties, Inc.  Yes  ☒   No  ☐     Hudson Pacific Properties, L.P.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hudson Pacific Properties, Inc.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Hudson Pacific Properties, L.P.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and funds affiliated with Farallon Capital Management, LLC are “affiliates” of the registrant) was $1.4 billion based upon the last sales price on June 30, 2014 for the registrant’s Common Stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

As of February 25, 2015, the number of shares of common stock outstanding was 79,845,880.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2015 Annual Meeting of Stockholders to be held May 20, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the U.S. Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Our company is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of December 31, 2014, we owned approximately 96.6% of the outstanding common units of partnership interest in our operating partnership, or common units. The remaining approximately 3.4% of outstanding common units are owned by certain of our executive officers and directors, certain of their affiliates, and other outside investors, including funds affiliated with Farallon Capital Management, LLC. As the sole general partner of our operating partnership, our company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
We believe combining the annual reports on Form 10-K of our company and our operating partnership into this single report results in the following benefits:

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

There are a few differences between our company and our operating partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how we operate as an interrelated, consolidated company. Our company is a REIT, the only material assets of which are the partnership units of our operating partnership. As a result, our company does not conduct business itself, other than acting as the sole general partner of our operating partnership, issuing equity from time to time and guaranteeing certain debt of our operating partnership. Our company itself does not issue any indebtedness but guarantees some of the debt of our operating partnership. Our operating partnership holds substantially all the assets of our company. Our operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by our company, which are generally contributed to our operating partnership in exchange for units of partnership interest in our operating partnership, our operating partnership generates the capital required by our company’s business through our operating partnership’s operations, our operating partnership’s incurrence of indebtedness or through the issuance of units of partnership interest in our operating partnership.
The presentation of non-controlling interest, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of our company and those of our operating partnership. The common units in our operating partnership are accounted for as partners’ capital in our operating partnership’s consolidated financial statements and, to the extent not held by our company, as non-controlling interest in our company’s consolidated financial statements. The differences between stockholders’ equity, partners’ capital and non-controlling interest result from the differences in the equity issued by our company and our operating partnership.
To help investors understand the significant differences between our company and our operating partnership, this report presents the consolidated financial statements separately for our company and our operating partnership. All other sections of this report, including “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” are presented together for our company and our operating partnership.
In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our company and our operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our company and our operating partnership.

HUDSON PACIFIC PROPERTIES, INC.
HUDSON PACIFIC PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

Company Overview

We are a full-service, vertically integrated real estate company focused on owning, operating and acquiring high-quality office properties and state-of-the-art media and entertainment properties in select growth markets primarily in Northern and Southern California and the Pacific Northwest. Our investment strategy focuses on high barrier-to-entry, in-fill locations with favorable, long-term supply demand characteristics in select markets, including Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley and Seattle, which we refer to as our target markets. As of December 31, 2014, our portfolio included office properties, comprising an aggregate of approximately 5.9 million square feet, and media and entertainment properties, comprising approximately 0.9 million square feet of sound-stage, office and supporting production facilities. We also own undeveloped density rights for approximately 1.4 million square feet of future office space.
We were formed as a Maryland corporation in 2009 to succeed to the business of Hudson Capital, LLC, a Los Angeles-based real estate investment firm founded by Victor J. Coleman, our Chief Executive Officer. On June 29, 2010, we completed our initial public offering. We own our interests in all of our properties and conduct substantially all of our business through our operating partnership, of which we serve as the sole general partner.

Business and Growth Strategies

We focus our investment strategy on office and media and entertainment properties located in high barrier-to-entry submarkets with growth potential as well as on underperforming properties that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flow. This strategy includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction. We believe our senior management team’s experience in California and Pacific Northwest markets positions us to improve cash flow from our portfolio, as well as any newly acquired properties.
Our Competitive Position
We believe the following competitive strengths distinguish us from other real estate owners and operators and will enable us to capitalize on opportunities in the market to successfully expand and operate our portfolio.

•
Experienced Management Team with a Proven Track Record of Acquiring and Operating Assets and Managing a Public Office REIT. Our senior management team has an average of over 20 years of experience in the commercial real estate industry, with a focus primarily on owning, acquiring, developing, operating, financing and selling office properties in California and the Pacific Northwest.

•
Committed and Incentivized Management Team. Our senior management team is dedicated to our successful operation and growth, with no competing real estate business interests outside of our company. Additionally, as of December 31, 2014, our senior management team owned approximately 2.3% of our common stock on a fully diluted basis, thereby aligning management’s interests with those of our stockholders.

•
California and Pacific Northwest Focus with Local and Regional Expertise. We are primarily focused on acquiring and managing office properties in Northern and Southern California and the Pacific Northwest, where our senior management has significant expertise and relationships. Our markets are supply-constrained as a result of the scarcity of available land, high construction costs and restrictive entitlement processes. We believe our experience, in-depth market knowledge and meaningful industry relationships with brokers, tenants, landlords, lenders and other market participants enhance our ability to identify and capitalize on attractive acquisition opportunities, particularly those that arise in California and the Pacific Northwest.

•
Long-Standing Relationships that Provide Access to an Extensive Pipeline of Investment and Leasing Opportunities. We have an extensive network of long-standing relationships with real estate developers, individual and institutional real estate owners, national and regional lenders, brokers, tenants and other participants in the California and Pacific Northwest real estate markets. These relationships have historically provided us with access to attractive acquisition opportunities, including opportunities with limited or no prior marketing by sellers. We believe they will continue to provide us access to an ongoing pipeline of attractive acquisition opportunities and additional growth capital, both of which may not be available to our competitors. Additionally, we focus on establishing strong relationships with our tenants in order to understand their long-term business needs, which we believe enhances our ability to retain quality tenants, facilitates our leasing efforts and maximizes cash flows from our properties.

•
Growth-Oriented, Flexible and Conservative Capital Structure. We have remained well-capitalized since our initial public offering, including through seven offerings (including two public offerings of our 8.375% Series B Cumulative Preferred Stock, four public offerings of our common stock and one private placement of our common stock) and continuous offering under our At-the-Market, or ATM, program for an aggregate total proceeds, of approximately $922.2 million (before underwriters’ discounts and transaction costs) as of December 31, 2014. Available cash on hand and our unsecured credit facility provide us with a significant amount of capital to pursue acquisitions and execute our growth strategy, while maintaining a flexible and conservative capital structure. As of December 31, 2014, we had total borrowing capacity of approximately $300.0 million under our unsecured revolving credit facility, $130.0 million of which had been drawn. Based on the closing price of our common stock of $30.06 on December 31, 2014, we had a debt-to-market capitalization ratio (counting series A preferred units as debt) of approximately 30.2%. We believe our access to capital and flexible and conservative capital structure provide us with an advantage over many of our private and public competitors as we look to take advantage of growth opportunities.

•
Irreplaceable Media and Entertainment Assets in a Premier California Submarket. Our Sunset Gower and Sunset Bronson media and entertainment properties are located on Sunset Boulevard, just off of the Hollywood Freeway in the heart of Hollywood. These facilities, which are situated on approximately 15.7 and 10.6 acres, respectively, were originally built in the 1920s as the headquarters of Columbia Pictures and Warner Brothers and represent a unique and irreplaceable assemblage of land in densely populated Los Angeles. We are the largest owner and operator of independent media and entertainment properties in Los Angeles and possess large, modern sound stages and plentiful office space with state-of-the-art telecommunications and data network infrastructure. Our properties are important facilities for major film and television companies and independent producers, most of which outsource a portion of their productions to independent media and entertainment properties. We believe our media and entertainment properties are attractively located and benefit from high barriers to entry, with a limited supply of readily developable land. In addition, there are substantial costs associated with acquiring and developing suitable land and extensive knowledge required to develop and operate such facilities. As a result of these high barriers to entry, there is effectively no new supply of media and entertainment space in the urban core of Los Angeles. We believe the limited supply of media and entertainment properties, coupled with the continued demand for such properties in Los Angeles, which remains the center of the entertainment industry in the United States, will help ensure that these assets remain critical to the industry.

Proposed Target Property Acquisition
Purchase agreement
On December 6, 2014, we entered into an asset purchase agreement, or the purchase agreement, by and among our company, our operating partnership, or collectively the buyer parties, and certain affiliates of The Blackstone Group L.P., or the seller parties, pursuant to which our operating partnership and/or other subsidiaries of our company will acquire a portfolio of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels in the San Francisco Peninsula and Silicon Valley, or the Target Properties, from the seller parties in exchange for a combination of cash and equity consideration.
The consideration to be delivered by the buyer parties to the seller parties for the Target Properties at the closing of the transaction, or the closing, consists of the following cash and equity consideration (each subject to adjustment as described in the purchase agreement):

•	Cash Consideration. At the closing, our operating partnership will deliver to the seller parties a payment in cash of an aggregate amount equal to $1.75 billion, or the cash consideration.

•
Equity Consideration. At the closing, the buyer parties will deliver to the seller parties (or their designated affiliates) an aggregate amount of 63,474,791 newly-issued shares of common stock of our company, and newly-issued common units in our operating partnership, collectively, the equity consideration. The common stock to be issued will represent approximately 9.8% of the outstanding common stock of our company (after giving effect to the issuance of the issued common stock), and the common units to be issued will be in an amount equal to 63,474,791, less the number of shares of common stock to be issued.

Our issuance of the equity consideration to the seller parties, or the equity issuance, requires the affirmative vote of a majority of votes cast at a meeting of our company’s stockholders, or the requisite stockholder approval, which meeting is currently scheduled to be held on March 5, 2015.
The buyer parties and the seller parties each make certain customary representations, warranties and covenants in the purchase agreement, including, among others, covenants:

•	to conduct their respective businesses in the ordinary course consistent with past practice during the period between the December 6, 2014 and the closing;

•
that we will convene and hold a meeting of our stockholders to consider and vote upon the equity issuance, and subject to certain exceptions, our board of directors will recommend that our stockholders vote to approve the equity issuance;

•
subject to certain exceptions, we will not (i) solicit, initiate, cause or knowingly facilitate the making of any inquiry, proposal or offer that constitutes or would reasonably be expected to lead to any “Buyer Acquisition Proposal” (as defined in the purchase agreement), (ii) engage in or otherwise participate in discussions or negotiations with any person with respect to, or that would reasonably be expected to lead to, any Buyer Acquisition Proposal or (iii) furnish any non-public information or afford any person access to our business, properties, assets or personnel in connection with, or for the purpose of facilitating, a Buyer Acquisition Proposal; and

•
that the seller parties cause the release and discharge of certain existing liens and encumbrances on the Target Properties, and use reasonable best efforts to obtain acceptable estoppel certificates from tenants under leases at the Target Properties and lessors underground leases to which any Target Properties are subject.

Subject to the terms and conditions set forth in the purchase agreement, the buyer parties and the seller parties have committed to use their reasonable best efforts to take, or cause to be taken, all actions and to assist and cooperate in doing, all things necessary, proper or advisable under applicable law or pursuant to any contract to consummate the transaction.
The consummation of the transaction is subject to customary conditions, including (i) the receipt of the requisite stockholder approval, (ii) the approval for listing of the issued common stock on the New York Stock Exchange, or NYSE (subject only to official notice of issuance), (iii) the absence of any law or order prohibiting or making illegal the consummation of the transaction, (iv) the issuance of title insurance policies for the underlying land, buildings and other improvements relating to each Target Property (subject to certain qualifications), (v) the receipt of a certain percentage of estoppel certificates from tenants under lease at the Target Properties, (vi) the absence of a material adverse effect on us or the Target Properties, (vii) subject to certain exceptions, the accuracy of the representations and warranties made by the buyer parties and the seller parties, respectively, and compliance by the buyer parties and the seller parties with their respective covenants and (viii) an opinion that our company meets the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.
The purchase agreement may be terminated under certain circumstances by the buyer parties, including, prior to the receipt of the requisite stockholder approval, in order to concurrently enter into a definitive agreement with respect to a “Superior Acquisition Proposal” (as defined in the purchase agreement), so long as the buyer parties comply with certain notice and other requirements set forth in the purchase agreement. In addition, the seller parties may terminate the purchase agreement under certain circumstances and subject to certain restrictions, including if our board of directors effects a “Change of Recommendation” (as defined in the purchase agreement). In the foregoing specified circumstances, the buyer parties would be required to pay the seller parties a termination fee of $60 million, subject to certain adjustments as set forth in the purchase agreement. In addition, the buyer parties would be required to pay the seller parties a termination fee of $120 million, subject to certain adjustments as set forth in the purchase agreement, if the purchase agreement is terminated by the seller parties in circumstances when the conditions to closing are satisfied, the seller parties have irrevocably confirmed to the buyer parties that, among other things, the seller parties are prepared to consummate the closing, and the buyer parties fail to consummate the closing within two business days from the date the closing was required to occur pursuant to the purchase agreement and the seller parties stood ready, willing and able to consummate the closing throughout such two business day period. The purchase agreement contains certain other termination rights for the seller parties, and alternative termination fees and/or expense reimbursements payable by the buyer parties in connection with those other termination rights of up to $14 million and $60 million, depending on the circumstances.
Pursuant to the purchase agreement, effective as of the closing, among other things, (i) our company, our operating partnership and the seller parties (or their designated affiliates) will enter into a stockholders agreement, or the stockholders agreement; (ii) our company and the seller parties (or their designated affiliates) will enter into a registration rights agreement, or the seller parties registration rights agreement; and (iii) our company will enter into a Third Amended and Restated Limited

Partnership Agreement of our operating partnership, or Third Amended and Restated Limited Partnership Agreement, each described below.
Voting Agreement Between the Seller Parties and Farallon Funds
Concurrently with the execution of the purchase agreement, on December 6, 2014, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., or collectively the Farallon Funds, entered into a voting agreement, or the voting agreement, with the seller parties, pursuant to which each of the Farallon Funds has agreed that, until the termination of the voting agreement, it will vote in favor of the transaction and against any potential competing transaction or any action that could reasonably be expected to adversely affect the transaction. Each of the Farallon Funds further agreed that until the earlier of the termination of the voting agreement and April 1, 2015, it will not transfer any shares of our common stock or common units in our operating partnership or any interests therein, subject to certain exceptions. In addition, until the termination of the voting agreement the Farallon Funds have agreed not to solicit competing transactions. The voting agreement will terminate upon, among other things, the closing of the transactions contemplated by the purchase agreement, the termination of the purchase agreement in accordance with its terms, a change in our board of director’s recommendations with respect to the approval of equity issuance and 11:59 p.m. New York time on July 3, 2015.
The Stockholders Agreement
The stockholders agreement will set forth various arrangements and restrictions with respect to governance of our company and certain rights of the seller parties (or their designated affiliates), or the sponsor stockholders, with respect to the equity consideration.
Pursuant to the terms of the stockholders agreement, at closing, our board of directors will expand from nine to 12 directors and will elect three nominees designated by the sponsor stockholders to our board of directors. Subject to certain exceptions, our board of directors will continue to include the sponsor stockholders’ nominees in its slate of directors, will continue to recommend such nominees, and will otherwise use its reasonable best efforts to solicit the vote of our stockholders to elect to our board of directors the slate of nominees which includes those nominated by the sponsor stockholders. The sponsor stockholders will have the right to designate three director nominees to our board of directors for so long as the sponsor stockholders continue to beneficially own, in the aggregate, greater than 50% of the equity consideration. If the sponsor stockholders beneficial ownership of equity consideration decreases, then the number of director nominees that the sponsor stockholders will have the right to designate will be reduced (i) to two, if the sponsor stockholders beneficially own greater than or equal 30% but less than or equal to 50% of the equity consideration and (ii) to one, if the sponsor stockholders beneficially own greater than or equal to 15% but less than 30% of the equity consideration. The board of director nomination rights of the sponsor stockholders will terminate at such time as the sponsor stockholders beneficially own less than 15% of the equity consideration or upon written notice of waiver or termination of such rights by the sponsor stockholders. So long as the sponsor stockholders retain the right to designate at least one nominee to our board of directors, our company will not be permitted to increase the total number of directors comprising our board of directors to more than 12 persons.
For so long as the sponsor stockholders have the right to designate at least two director nominees, subject to the satisfaction of applicable NYSE independence requirements, the sponsor stockholders will also be entitled to appoint one such nominee then serving on our board of directors to serve on each committee of our board of directors (other than certain specified committees).
The stockholders agreement will also include: (i) standstill provisions, which will, until such time as the sponsor stockholders beneficially own less than 10% of the total number of issued and outstanding common equity of our company on a fully-diluted basis, restrict the sponsor stockholders and Blackstone Real Estate Advisors L.P. from, among other things, acquiring additional equity or debt securities (other than non-recourse debt and certain other debt) of our company and its subsidiaries without our company’s prior written consent; and (ii) transfer restriction provisions, which will restrict the sponsor stockholders from transferring any equity consideration (including shares of common stock of our company that have been exchanged by the sponsor stockholders for common units in our operating partnership) (collectively, the “covered securities”) until November 1, 2015, at which time such transfer restrictions will cease to be applicable to 50% of the covered securities. The transfer restrictions applicable to the remaining 50% of the covered securities will cease to be applicable on March 1, 2016 (or, if earlier, 30 days following written notice of waiver or termination by the sponsor stockholders of their board nomination rights described above). If, prior to November 1, 2015 the sponsor stockholders provide written notice waiving and terminating their board nomination rights described above, the transfer restrictions applicable to all the covered securities will cease to be applicable on November 1, 2015 and, if such written notice of waiver and termination is provided after November 1, 2015, then the transfer restrictions will cease to be applicable 30 days following such written notice.

In addition, pursuant to the stockholders agreement, during the 24 months following the closing, our company is required to obtain the prior written consent of the seller parties prior to issuances of any common equity securities in excess of 15% of the common equity securities at closing taking into account the equity issuance (subject to certain exceptions). Further, under the terms of the stockholders agreement, our company (in its capacity as the general partner of our operating partnership) will waive the minimum holding period required with respect to future redemptions of the issued common units pursuant to the Third Amended and Restated Limited Partnership Agreement and will grant certain additional rights to the seller parties (or their designated affiliates) in connection with such redemptions.
The Registration Rights Agreement
The seller parties registration rights agreement will provide for customary registration rights with respect to the equity consideration, including the following:

•
Shelf Registration. Our company will prepare and file not later than August 1, 2015 a resale shelf registration statement covering the sponsor stockholders’ shares of common stock of our company and shares issuable upon redemption of common units in our operating partnership, and our company is required to use its reasonable best efforts to cause such resale shelf registration statement to become effective prior to the termination of the transfer restrictions under the stockholders agreement (as described above).

•
Demand Registrations. Beginning November 1, 2015 (or earlier if transfer restrictions under the stockholders agreement are terminated earlier), the sponsor stockholders may cause our company to register their shares, or a demand registration, if the foregoing resale shelf registration statement is not effective or if our company is not eligible to file a shelf registration statement.

•
Qualified Offerings. Any registered offerings requested by the sponsor stockholders that are to an underwriter on a firm commitment basis for reoffering and resale to the public, in an offering that is a “bought deal” with one or more investment banks or in a block trade with a broker-dealer will be: (i) no more frequent than once in any 120-day period, (ii) subject to underwriter lock-ups from prior offerings then in effect, and (iii) subject to a minimum offering size of $50 million.

•
Piggy-Back Rights. Beginning November 1, 2015 (or earlier if transfer restrictions under the stockholders agreement are terminated earlier), the sponsor stockholder will be permitted to, among other things, participate in offerings for our company’s account. If underwriters advise that the success of the proposed offering would be significantly and adversely affected by the inclusion of all securities in an offering for our company’s own account, then the securities proposed to be included by the sponsor stockholders are cut back first.

Third Amended and Restated Limited Partnership Agreement
The Third Amended and Restated Limited Partnership Agreement will give effect to the rights of certain limited partners of our operating partnership, including the sponsor stockholders. Pursuant to the Third Amended and Restated Limited Partnership Agreement, prior to the date on which the sponsor stockholders own less than 9.8% of the equity consideration, our company (as general partner) may not consummate certain transactions, or a stockholder vote transaction, with respect to which the holders of shares our company’s common stock are entitled to vote, unless the stockholder vote transaction is also approved by the common limited partners of our operating partnership on a “pass through” basis, which generally affords the common limited partners a vote as though the common limited partners held shares of our company’s common stock and voted together with the stockholders of our company with respect to such stockholder vote transactions.
Bridge Facility Commitment Letter
Contemporaneously with the execution of the purchase agreement, our company obtained a debt financing commitment for the transactions contemplated by the purchase agreement, the aggregate proceeds of which will be used by our company to pay a portion or all of the cash consideration to consummate the transaction and to pay related fees and expenses.
Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, or collectively the bridge facility commitment parties, have committed to provide a 364-day bridge term loan of $1.75 billion, or the bridge loan, to our operating partnership on the terms and conditions set forth in a commitment letter, or the bridge commitment letter, and fee letter, each dated December 6, 2014. Wells Fargo Bank, National Association, Bank of America, N.A., and Goldman Sachs Bank USA have committed to fund the principal amount of the bridge loan as follows: Wells Fargo Bank, National Association, 50%; Goldman Sachs Bank USA, 25%; Bank of America, N.A., 25%.
The obligation of the bridge facility commitment parties to provide financing under the bridge commitment letter are subject to certain conditions, including, without limitation, (i) the negotiation, execution and delivery of definitive loan documentation for the bridge loan consistent with the bridge commitment letter and otherwise reasonably satisfactory to the bridge facility commitment parties, (ii) a condition that there has not been a “Target Property Material Adverse Effect” (as defined in the bridge commitment letter), (iii) the consummation of the transaction in accordance with the purchase agreement (without giving effect to any amendments to the purchase agreement or any waivers thereof that are materially adverse to the bridge facility commitment parties unless consented to by the bridge facility commitment parties) concurrently with the funding of the bridge loan, (iv) the payment of applicable costs, fees and expenses, and (v) the delivery of certain customary closing documents (including, among other things, opinions from legal counsel). The principal amount of the bridge loan may be reduced in connection with certain equity and debt issuances by us and/or our operating partnership, as well as in connection with certain asset sales.
The bridge commitment letter terminates on July 4, 2015.
For more information regarding this transaction and the risks and uncertainties associated therewith, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note [15] to our consolidated financial statements.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located and some of which have greater financial resources than we do. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations and cash flows may be adversely affected.

We also face competition when pursuing acquisition and disposition opportunities. Our competitors may be able to pay higher property acquisition prices, may have private access to acquisition opportunities not available to us and may otherwise be in a better position to acquire a property. Competition may also increase the price required to consummate an acquisition opportunity and generally reduce the demand for commercial office space in our markets. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

For further discussion of the potential impact of competitive conditions on our business, see “Item 1A: Risk Factors.”

Segment and Geographic Financial Information

We report our results of operations through two segments: (i) office properties and (ii) media and entertainment properties. The office properties reporting segment includes 26 properties totaling approximately 5.9 million square feet strategically located in many of our target markets, while the media and entertainment reporting segment includes two properties, the Sunset Gower property (including 6050 and 6060 Sunset) and the Sunset Bronson property, totaling approximately 0.9 million square feet located in the heart of Hollywood, California. For financial information about our two reportable segments, see Note 13 to our consolidated financial statements.

All of our business is conducted in California and the Pacific Northwest. For information about our revenues and long-lived assets and other financial information, see our consolidated financial statements included in this report and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Employees

At December 31, 2014, we had 151 employees. At December 31, 2014, two of our employees were subject to collective bargaining agreements. Both of these employees are on-site employees at the Sunset Bronson property. We believe that relations with our employees are good.

Principal Executive Offices

Our principal executive offices are located at 11601 Wilshire Blvd., Sixth Floor, Los Angeles, California 90025 and our telephone number is (310) 445-5700. We believe that our current facilities are adequate for our present operations.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio has the necessary permits and approvals to operate its business.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We have developed and undertaken continuous capital improvement programs at certain properties in the past. These capital improvement programs will continue to progress and certain ADA upgrades will continue to be integrated into the planned improvements, specifically at the media and entertainment properties where we are able to utilize in-house construction crews to minimize costs for required ADA-related improvements. However, some of our properties may currently be in noncompliance with the ADA. Such noncompliance could result in the incurrence of additional costs to attain compliance, the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, some of our properties have been or may be impacted by contamination arising from the release of such hazardous substances or petroleum products. Where we have deemed appropriate, we have taken steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

Independent environmental consultants have conducted Phase I Environmental Site Assessments at all of the properties in our portfolio using the American Society for Testing and Materials (ASTM) Practice E 1527-05. A Phase I Environmental Site Assessment is a report prepared for real estate holdings that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or asbestos or lead surveys. None of the recent site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, or lead-based paint, or LBP, and may impose fines and penalties for failure to comply with these requirements or expose us to third party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM and LBP (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and/or LBP and we could be liable for such damages, fines or penalties.

In addition, the properties in our portfolio also are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and waste as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims regardless of whether we knew of, or were responsible for, the presence or disposal of hazardous or toxic substances or waste and irrespective of tenant lease provisions. The costs associated with such liability could be substantial and could have a material adverse effect on us.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Available Information

Our internet address is www.hudsonpacificproperties.com. On the Investor Relations page on our Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available to be viewed on our Investor Relations Web page free of charge. Also available on our Investor Relations Web page, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our board of directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer). Information contained on or hyperlinked from our Web site is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Hudson Pacific Properties, Inc., 11601 Wilshire Blvd., Sixth Floor, Los Angeles, California 90025.

Item 1A. Risk Factors
Forward-looking Statements
Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, as amended, and Section 21E of the Exchange Act). In particular, statements relating to our liquidity and capital resources, portfolio performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including anticipated funds from operations, or FFO, market conditions and demographics) are forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report on Form 10-K, or that management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

•	the inability to successfully integrate acquired properties, realize the anticipated benefits of acquisitions or capitalize on value creation opportunities;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	other factors affecting the real estate industry generally.
Set forth below are some (but not all) of the factors that could adversely affect our business and financial performance. Moreover, we operate in a highly competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risks Related to Our Properties and Our Business

Our properties are located in California and the Pacific Northwest, and we are susceptible to adverse economic conditions, local regulations and natural disasters affecting those markets.

Our properties are located in California and the Pacific Northwest, which exposes us to greater economic risks than if we owned a more geographically dispersed portfolio. Further, our properties are concentrated in certain submarkets, including Los Angeles, Orange County, San Diego, San Francisco, Silicon Valley, the East Bay, and Seattle, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and the Pacific Northwest (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation), as well as to natural disasters that occur in our markets (such as earthquakes, wind, landslides, droughts, fires and other events). In addition, the State of California continues to suffer from severe budgetary constraints and is regarded as more litigious and more highly regulated and taxed than many other states, all of which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in California or the Pacific Northwest, or any decrease in demand for office space resulting from the California regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

We derive a significant portion of our rental revenue from tenants in the media, entertainment, and technology industries, which makes us particularly susceptible to demand for rental space in those industries.

Our Sunset Gower, Sunset Bronson, Technicolor Building, 1455 Market, Rincon, 10950 Washington, 875 Howard, 625 Second Street, 275 Brannan, Pinnacle I, Pinnacle II and Element LA properties are leased to primarily media, entertainment, or technology tenants and a significant portion of our rental revenue is derived from tenants in the media, entertainment, and technology industries. Consequently, we are susceptible to adverse developments affecting the demand by media, entertainment, and technology tenants for office, production and support space in Southern and Northern California, the Pacific Northwest and, more particularly, in Hollywood and the South of Market submarket of San Francisco, such as writer, director and actor strikes, industry slowdowns and the relocation of media, entertainment, and technology businesses to other locations. Although our Technicolor Building property and the 10950 Washington property are principally occupied and suitable for general office purposes, portions of such properties may require modifications prior to or at the commencement of a lease term if these properties were to be re-leased to more traditional office users. Although our Sunset Gower and Sunset Bronson properties contain both sound stages and space suitable for office use, they have historically served the media and entertainment industry and will continue to depend on that sector for future tenancy. In addition, our media and entertainment properties tend to be subject to short-term leases of less than one year. As a result, were there to be adverse developments affecting the demand by media and entertainment tenants for office, production and support space, it could affect the occupancy of our media and entertainment properties more quickly than if we had longer term leases. Any adverse development in the media, entertainment, and technology industries could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth.

Our business strategy includes the acquisition of underperforming office properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire any of the properties that we may identify as potential acquisition opportunities in the future. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

•
potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including publicly traded REITs, private equity investors and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•
even if we enter into agreements for the acquisition of properties, these agreements are typically subject to customary conditions to closing, including the satisfactory completion of our due diligence investigations; and

•	we may be unable to finance the acquisition on favorable terms or at all.

If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth.

Our future acquisitions may not yield the returns we expect.

Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT, we are required to meet various requirements under the Code including that we distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

The credit markets can experience significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

If interest rates increase, then so will the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815, Derivative and Hedging.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.

Our unsecured revolving credit facility restricts our ability to engage in some business activities.

Our unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our unsecured revolving credit facility contains specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

In the United States, market and economic conditions continue to be challenging with stricter regulations and modest growth. While recent economic data reflects moderate economic growth in the United States, there continues to be concern regarding the stability of the economy and credit markets generally. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies, and the California economy in particular, may adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities as a result of the following potential consequences, among others:

•
significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
one or more lenders under our unsecured revolving credit facility could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

We have a limited operating history with respect to some of our properties and may not be able to operate them successfully.

Our Merrill Place, 3402 Pico and 12655 Jefferson properties have only been under our management since they were acquired on February 12, 2014, February 28, 2014, and October 17, 2014, respectively. These properties may have characteristics or deficiencies unknown to us that could affect such properties’ valuation or revenue potential. In addition, there can be no assurance that the operating performance of the properties will not decline under our management. We cannot assure you that we will be able to operate these properties successfully.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of office properties, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected.

We depend on significant tenants, and many of our properties are single-tenant properties or are currently occupied by single tenants.

As of December 31, 2014, the 15 largest tenants in our office portfolio represented approximately 57.0%
of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2014, our two largest tenants were Square and Salesforce.com, which together accounted for 13.4% of our annualized base rent and therefore represented a significant credit concentration. If Square and Salesforce.com were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Any such event described above could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

Furthermore, Saatchi & Saatchi leases 100% of the Del Amo Office property under the terms of an office lease that permits Saatchi & Saatchi to terminate the lease as to all of the leased premises by December 31, 2016, upon nine months prior notice and in exchange for payment of an early termination fee estimated to be approximately $3.0 million for 2016. As of December 31, 2014, the Saatchi & Saatchi lease comprised approximately 2.0% of our annualized office base rent. To the extent that Saatchi & Saatchi exercises its early termination right, our financial condition, results of operations and cash flow will be adversely affected, and we can provide no assurance that we will be able to generate an equivalent amount of net rental revenue by leasing the vacated space to new third-party tenants. Our financial condition, results of operations, cash flow and the per share trading price of our securities could be adversely affected if any of our significant tenants were to become unable to pay their rent or become bankrupt or insolvent.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2014, approximately 13.6% of the square footage of the office properties in our portfolio was available (taking into account uncommenced leases signed as of December 31, 2014), and an additional approximately 5.4% of the square footage of the office properties in our portfolio is scheduled to expire in 2015 (including leases scheduled to expire as of, but including, December 31, 2014). Furthermore, substantially all of the square footage of the media and entertainment properties in our portfolio (other than the KTLA lease of the KTLA facility at Sunset Bronson) will expire in 2015 and 2016. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow and per share trading price of our securities to be adversely affected.

To the extent adverse economic conditions continue in the real estate market and demand for office space remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and the per share trading price of our securities.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll-down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Northern or Southern California or the Pacific Northwest real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Some of our properties are subject to ground leases, the termination or expiration of which could cause us to lose our interest in, and the right to receive rental income from, such properties.

The 9300 Wilshire Boulevard property, 0.59 acres of the Sunset Gower property and a portion representing 64% of the building area of the 222 Kearny Street property (excluding the 180 Sutter building) are subject to ground leases. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

The ground sublease for the Del Amo Office property is subject and subordinate to a ground lease, the termination of which could result in a termination of the ground sublease.

The property on which the Del Amo Office building is located is subleased by Del Amo Fashion Center Operating Company, L.L.C., or Del Amo, through a long-term ground sublease. The ground sublease is subject and subordinate to the terms of a ground lease between the fee owner of the Del Amo Office property and the sub-landlord under the ground sublease. The fee owner has not granted to the subtenant under the ground sublease any rights of non-disturbance. Accordingly, a termination of the ground lease for any reason, including a rejection thereof by the ground tenant under the ground lease in a bankruptcy proceeding, could result in a termination of the ground sublease. In the event of a termination of the ground sublease, we may lose our interest in the Del Amo Office building and may no longer have the right to receive any of the rental income from the Del Amo Office building. In addition, our lack of any non-disturbance rights from the fee owner may impair our ability to obtain financing for the Del Amo Office building.

Our success depends on key personnel whose continued service is not guaranteed.

Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel who have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, acquisition and disposition activity. Many of our other senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities, having opportunities brought to us, and negotiating with tenants and build-to-suit prospects. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

We carry commercial property (including earthquake), liability and terrorism coverage on all the properties in our portfolio (most are covered under a blanket insurance policy while a few are under individual policies), in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of our properties. We have selected policy specifications and insured limits that we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. However, we do not carry insurance for losses such as loss from riots or war because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, like those covering losses due to terrorism or earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses, which could affect certain of our properties that are located in areas particularly susceptible to natural disasters. All of the properties we currently own are located in California and the Pacific Northwest, areas especially susceptible to earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any such policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. If we or one or more of our tenants experiences a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future as the costs associated with property and casualty renewals may be higher than anticipated. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.

Future terrorist activity or engagement in war by the U.S. may have an adverse effect on our financial condition and operating results.

Terrorist attacks in the U.S. and other acts of terrorism or war may result in declining economic activity, which could harm the demand for and the value of our properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist attacks and engagement in war by the U.S. also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause decline in the demand for our office and media and entertainment leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

We may become subject to litigation, which could have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

In the future we may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

As described more fully in Item 7 below, on November 8, 2012, we entered into a joint venture with M. David Paul & Associates/Worthe Real Estate Group, or MDP/Worthe, to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. On January 7, 2015, we entered into a joint venture with Canada Pension Plan Investment Board (CPPIB), through which CPPIB purchased a 45% interest in our 1455 Market Street office property. In addition to our joint ventures with MDP/Worthe and CPPIB, we may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.

Risk Factors Related to the Acquisition of the Target Properties
The issuance of shares of our common stock in the transaction or upon exchange of common units received in the transaction will have a dilutive effect on our common stock and will reduce your percentage interest in our earnings, voting power and market value.
The equity consideration consists of up to an aggregate of 63,474,791 shares of our common stock and common units (subject to adjustment as described below). The number of shares of our common stock to be issued to the seller parties upon completion of the transaction will be equal to approximately 9.8% of the then total issued and outstanding shares of our common stock and the remainder of the equity consideration will consist of common units. The issuance of shares of our common stock in the transaction will have a dilutive effect on our common stock and will reduce the relative percentage interests of current common stockholders in our earnings, voting power and market value.
Additionally, part of the equity consideration will be paid in common units, which may have a dilutive effect on our common stock. Holders of common units have the right to require the redemption of part or all of their outstanding common units for cash, or, at our election, shares of our common stock, based upon the fair market value of an equivalent number of shares of our common stock at the time of the redemption, subject to certain restrictions on ownership and transfer of our common stock. If the seller parties exercise their redemption rights and part or all of their outstanding common units are exchanged for shares of our common stock, such exchange will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our earnings, voting power and market value.
The public resale by the seller parties of common stock issued in the transaction or issuable upon exchange of common units received in the transaction, or the perception that such resales could occur, could adversely affect the per share trading price of our common stock following completion of the transaction.
None of the shares of common stock or common units that will be issued to the seller parties upon completion of the transaction will initially be registered under the Securities Act, and such securities will only be able to be resold pursuant to an effective registration statement or an applicable exemption from registration under federal and state securities laws. Upon the completion of the transaction, the seller parties will enter into the stockholders agreement with us and our operating partnership, pursuant to which they will agree generally to not to transfer or sell any shares of common stock or common units to be issued in connection with the transaction prior to November 1, 2015. The restrictions on transfer and sale contained in the stockholders agreement will terminate with respect to 50% of the securities to be issued to the seller parties on November 1, 2015 and with respect to the remaining 50% of such securities on March 1, 2016. In the event that the seller parties elect to terminate their right to designate nominees for election as directors to our board of directors (i) prior to November 1, 2015, the restriction on transfer and sale contained in the stockholders agreement will terminate on November 1, 2015 with respect to all securities issued to the seller parties in connection with the transaction, or (ii) after November 1, 2015 but before March 1, 2016, any remaining restrictions on transfer or sale will terminate on the earlier of March 1, 2016 or thirty days following the seller parties’ election.
Upon the completion of the transaction, we will enter into the registration rights agreement with the seller parties or their designated affiliates receiving the equity consideration, pursuant to which we will agree to register for resale all of the shares of common stock to be issued to the seller parties or such designated affiliates and any shares of common stock issuable upon the exchange of common units issued in the transaction. In addition, if we propose to register the offer and sale of our common stock under the Securities Act, in connection with the public offering of such common stock, the seller parties will be entitled to certain “piggyback” registration rights allowing them to include their shares in such registration, subject to certain marketing and other limitations.
If all or a substantial portion of the shares of our common stock issued in the transaction or shares of common stock issuable upon exchange of common units issued in the transaction are resold into the public markets or if there is a perception that such resales could occur, the per share trading price of our common stock could be adversely affected, and our ability to raise additional capital through the sale of our equity securities in the future may be adversely affected.
If the transaction does not occur, we may incur payment obligations to the seller parties.
If the purchase agreement is terminated because our stockholders do not approve the equity issuance, we will be obligated to pay the seller parties up to $14 million in expense reimbursement. If the purchase agreement is terminated under certain other circumstances, we will be obligated to pay the seller parties a termination fee of up to $120 million, net of certain expense reimbursements.

Failure to complete the transaction in a timely manner could negatively affect our ability to achieve the benefits associated with the transaction and could negatively affect our share price and future business and financial results.
The transaction is currently expected to close during the first half of 2015, assuming that all of the conditions in the purchase agreement are satisfied or waived. The purchase agreement provides that either the buyer parties or the seller parties may terminate the purchase agreement if the closing of the transaction has not occurred by 11:59 p.m. New York time on July 3, 2015. Certain events outside our control may delay or prevent the consummation of the transaction. Delays in consummating the transaction or the failure to consummate the transaction at all may result in our incurring significant additional costs in connection with such delay or termination of the purchase agreement and/or failing to achieve the anticipated benefits associated with the transaction. We cannot assure you that the conditions to the completion of the transaction will be satisfied or waived or that any adverse effect, event, development or change will not occur, and we cannot provide any assurances as to whether or when the transaction will be completed.
To complete the transaction, our stockholders must approve the equity issuance. In addition, the purchase agreement contains additional closing conditions, which may not be satisfied or waived. Delays in consummating the transaction or the failure to consummate the transaction at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the transaction will be consummated. If the transaction is not consummated for any reason, our ongoing business could be adversely affected, and we will be subject to several risks, including:
•the payment by us of certain costs, including termination fees and expense reimbursements ranging from $14 million to $120 million under certain circumstances as well as costs relating to the transaction, such as legal, accounting, financial advisory, filing, printing and mailing fees; and
•the diversion of management focus and resources from operational matters and other strategic opportunities while working to consummate the transaction.

If the transaction is not consummated, we will not achieve the expected benefits thereof and will be subject to the risks described above, any of which could affect our share price and future business and financial results.

The pendency of the transaction could adversely affect our business and operations and those of the Target Properties.
In connection with the pending transaction, some current or prospective tenants, lenders, joint venture partners or vendors of ours or the seller parties may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of ours and of the Target Properties, regardless of whether the transaction is completed. In addition, under the purchase agreement, both the buyer parties and the seller parties are subject to certain restrictions on the conduct of their respective businesses prior to completing the transaction. These restrictions may prevent the parties from pursuing certain strategic transactions, undertaking certain significant capital projects, undertaking certain significant financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
We will incur significant non-recurring costs in connection with the transaction.
We expect to incur a number of non-recurring costs associated with transferring and integrating the Target Properties into our business, including any planned renovation, development or lease-up of such properties. Under the terms of the purchase agreement we are obligated to pay all expenses incurred in connection with the transaction at closing (subject to certain exceptions). The majority of non-recurring expenses relating to the transaction are comprised of transaction costs, costs of transferring the Target Properties and costs related to formulating integration plans. We expect that approximately $50.6 million will be incurred to complete the transaction although additional unanticipated costs may be incurred in the integration of the Target Properties into our business. As of December 31, 2014, we have incurred $12.4 million in non-recurring costs in connection with the transaction which does not include any fees for which we will need to reimburse the seller parties or others at the closing of the transaction.
There can be no assurance that we will be able to obtain financing for the funds necessary to pay the cash portion of the transaction consideration on acceptable terms, in a timely manner, or at all.
Our obligation under the purchase agreement to consummate the transaction is not conditioned on us obtaining any financing for the transaction. In connection with the transaction, we have obtained commitments for up to $1.75 billion under a 364-day senior unsecured bridge loan facility to finance the cash portion of the transaction consideration, subject to certain conditions. We are also pursuing a number of financing options, and anticipate that the funds needed to complete the transaction will be derived from a combination of (i) our available cash on hand and/or that of our operating partnership,(ii) proceeds from the sale of equity interests in, or assets of, certain wholly or partially owned subsidiaries, (iii) the issuance and sale of our common and/or preferred stock and/or limited partnership interests in our operating partnership and (iv) debt financing, which may include, without limitation, some combination of the following: (a) a senior unsecured bridge loan facility, (b) the issuance of senior unsecured notes or other debt securities, (c) borrowings under our operating partnership’s existing corporate credit facility and/or an upsizing thereof, including pursuant to the incremental feature thereof, (d) secured asset level financing and/or (e) other commercial or institutional bank loans.
There can be no assurance that we will satisfy the conditions needed to enter into the committed 364-day senior unsecured bridge loan facility, or that we will be able to obtain alternative financing on acceptable terms, in a timely manner or at all. If we utilize the committed 364-day senior unsecured bridge loan facility, we would need to refinance such indebtedness within one year and there can be no assurance that we would be able to do so on acceptable terms, in a timely manner or at all, particularly since we would only utilize our committed 364-day senior unsecured bridge facility if alternative financing on better terms was not available to us. Our committed 364-day senior unsecured bridge facility contains provisions that are not favorable to us, including a duration fee that is payable every 90 days after the funding of the bridge and that steps up over time as well as mandatory prepayment requirements for, among other things, debt and equity issuances and asset sales. If we are unable to obtain the funds necessary to pay the cash portion of the transaction consideration, we may not be able to complete the transaction and may be required to pay the seller parties a termination fee of up to $120 million.
The equity consideration will not be adjusted in the event of any change in our stock price.
The equity consideration consists of an aggregate of up to 63,474,791 shares of our common stock and common units, subject to reduction as set forth in the purchase agreement. The number of shares of our common stock to be delivered to the seller parties upon completion of the transaction will be equal to approximately 9.8% of the total issued and outstanding shares of our common stock, and the remainder of the equity consideration will consist of common units. The aggregate number of shares of common stock and common units will not be adjusted for changes in the market price of our common stock. Changes in the market price of our common stock, which may result from a variety of factors (many of which are beyond our control), will affect the value of the transaction consideration that the seller parties will receive upon consummation of the transaction. As a result, prior to the consummation of the transaction, you will not know the exact value of the shares of common stock and the common units that the seller parties will receive upon the consummation of the transaction.

Certain of the Target Properties are subject to ground leases, pursuant to which the lessors have consent rights that if not granted may prevent us from acquiring such properties.
Certain of the Target Properties are subject to ground leases with unaffiliated third party ground lessors, pursuant to which such lessors have consent rights that, if not granted or waived, may prevent us from acquiring such properties. There can be no assurance that the seller parties will be able to obtain the consents required to consummate the transfer of such properties to us pursuant to the purchase agreement. In the event that we are unable to acquire the properties that are subject to ground leases due to a failure to obtain ground lessor consent, the total consideration to be paid in the transaction will be adjusted; however, such reduction in consideration may not be commensurate with the lost actual or anticipated benefits of acquiring such properties. In addition, if we are unable to acquire one or more of the Target Properties for the reasons described above, we may not realize the operating efficiencies that may otherwise be achieved and the overall size, geographic footprint, tenant mix and other attributes of the portfolio of properties to be acquired in the transaction may not be as we anticipated.
The Target Properties may be subject to environmental liabilities, for which we may become responsible.
Certain of the Target Properties that are ground-leased from Stanford University have been subject to environmental investigation and remediation for many years, including soil removal, groundwater remediation and monitoring. These activities are ongoing at certain sites and will continue into the foreseeable future. At other sites, only monitoring is required. At present, these activities do not interfere with the leasing and operation of the properties, but could do so if agency requirements or remediation requirements change. Also, these activities could cause additional expense if the properties are redeveloped or renovated by us. The parties responsible for remediation are typically former tenants that engaged in electronic manufacturing and caused the release of chlorinated compounds and other contaminants. If the responsible parties become unable to meet these remediation obligations, it is possible that we could become responsible for them.
Screening for vapor intrusion is underway on several of the Target Properties. These screenings are monitored by either the San Francisco Regional Water Quality Control Board or the Department of Toxic Substances Control and are the responsibility of prior tenants. If the responsible parties are unable to meet any required remediation obligations, it is possible that we could become responsible for them. Also, we could be the subject of claims associated with indoor air exposure. Further, certain of the Target Properties have known asbestos-containing materials. We could incur abatement costs associated with testing for and remediating any asbestos issues and could be subject of claims associated with exposure to asbestos.
We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.
Risks Following the Transaction
The sponsor stockholders may exercise significant influence over us.
Upon completion of the transaction, the sponsor stockholders are expected to beneficially own 9.8% of our outstanding common stock and an approximate 43.6% interest in our company on a fully diluted basis (including common units). Consequently, the sponsor stockholders may be able to significantly influence the outcome of matters submitted for stockholder action, including approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. In addition, concurrently with the completion of the transaction, the partnership agreement of our operating partnership will be amended to, among other things, provide that holders of common units will be entitled to vote to approve the consummation of certain change of control and other transactions that are required to be approved by our stockholders. The right of the holders of common units to vote to approve any such transactions will remain in effect for so long as the sponsor stockholders own at least 9.8% of the aggregate number of shares of common stock and common units that the sponsor stockholders receive as the equity consideration in the transaction.
Further, under the purchase agreement, we have agreed to increase the size of our board of directors from nine to twelve members, and if the transaction is consummated, entities controlled by the sponsor stockholders will have the right to designate three of our director nominees for so long as those entities beneficially own more than 50% of the total number of shares of common stock and common units to be acquired as the equity consideration in the transaction. This right to designate director nominees (i) will be reduced to two directors on the first date on which those entities beneficially own greater than or equal to 30% but less than or equal to 50% of the total number of shares of common stock and common units to be acquired as the equity consideration in the transaction, (ii) will be reduced to one director on the first date on which those entities beneficially own greater than or equal to 15% but less than 30% of the total number of shares of common stock and common units to be acquired as the equity consideration in the transaction, and (iii) will cease altogether on the date on which those entities beneficially own less than 15% of the total number of shares of common stock and common units to be acquired as the equity consideration in the transaction. For so long as those entities have the right to designate at least two director nominees, the sponsor stockholders will also be entitled to appoint one such nominee then serving on the board of directors to serve on each committee of the board of directors (other than certain specified committees). As a result, the sponsor stockholders will have substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder and the addition to the board of directors the sponsor stockholders' nominees may also have the effect of making it more difficult for a third party to acquire us or for our board of directors to discourage a third party form seeking to acquire us.
In connection with the transaction, we will incur significant additional indebtedness in order to finance the acquisition of the Target Properties, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
Our consolidated indebtedness as of December 31, 2014 was approximately $957.5 million (before loan premium) including debt related to our first financial property. After giving effect to the transaction and the anticipated incurrence of indebtedness in connection therewith (and assuming the transaction were to be consummated on December 31, 2014), our indebtedness would be approximately $2.8 billion (before loan premium), assuming we finance the entire cash consideration (before closing costs, prorations, and credits) with indebtedness. We will have substantially increased indebtedness following completion of the transaction, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing of the transaction. The amount of cash required to pay interest on our increased indebtedness levels following completion of the transaction and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the transaction could (i) reduce access to capital, (ii) increase borrowing costs generally or for any additional indebtedness, (iii) reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, (iv) create competitive disadvantages for us relative to other companies with lower debt levels, (v) reduce the amount of cash available to pay dividends on our common stock and (vi) increase our vulnerability to general adverse economic and industry conditions. If we do not achieve the expected benefits and cost savings from the transaction, then our ability to service our indebtedness may be adversely impacted.

Certain of the indebtedness that may be incurred in connection with the transaction could bear interest at variable interest rates. If interest rates increase, such variable rate debt would create higher debt service requirements, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to stockholders. Additionally, if we choose to hedge our interest rate risk, we cannot guarantee that the hedge will be effective or that the hedging counterparty will meet its obligations to us.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.
Our future results will suffer if we do not effectively integrate the Target Properties and any retained employees following the transaction.
Following the transaction, we may be unable to integrate successfully the Target Properties and any retained employees and realize the anticipated benefits of the transaction or do so within the anticipated timeframe. The integration process could distract management, disrupt our ongoing business or result in inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with our tenants, lenders, joint venture partners, vendors and employees or to achieve all or any of the anticipated benefits of the transaction.
The market price of our common stock may decline as a result of the transaction.
The market price of our common stock may decline as a result of the transaction if we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts. The transaction is expected to be accretive to funds from operations per share, or FFO per share, in 2015. The extent and duration of any accretion will depend on several factors, including the amount of transaction-related expenses that are charged against our earnings. If expenses charged against earnings are higher than we expected, the amount of accretion in 2015 could be less than currently anticipated and the transaction may not turn out to be accretive (or may be less accretive than currently anticipated). In such event, the price of our common stock could decline.
In addition, if the transaction is consummated, we will own and operate a significantly larger portfolio than at present, with a different mix of properties, geographic concentration, risks and liabilities. Current holders of our common stock may not wish to continue to invest in us if the transaction is consummated or for other reasons may wish to dispose of some or all of their investment. If, following the consummation of the transaction, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline.
The agreements that will govern the indebtedness to be incurred or assumed in connection with the transaction are expected to contain various covenants imposing restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.
The agreements that will govern the indebtedness to be incurred or assumed in connection with the transaction are expected to contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability and that of certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, some of the agreements that govern the debt financing are expected to contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

We cannot assure you that we will be able to continue paying dividends at the current rate.
We intend to make distributions each taxable year (not including a return of capital for United States federal income tax purposes) equal to at least 90% of our taxable income and intend to pay regular quarterly dividends to our stockholders. However, holders of our common stock may not receive the same quarterly dividends following the transaction for various reasons, including the following:
•as a result of the transaction and the issuance of the common stock and common units in connection with the transaction, the total amount of cash required for us to pay dividends at our current rate will increase; and
•we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, interest costs, capital spending plans, cash flows or financial position.
The risks associated with implementing our long-term business plan and strategy following the transaction may be different from the risks related to our business with respect to our existing property portfolio.
Our ability to execute our long-term business plan and strategy following the acquisition of the Target Properties may be different from the execution risks related to our business solely with respect to our existing real property portfolio. Such risks may include unforeseen delays or an inability to renew leases, lease vacant spaces or re-let spaces as leases expire. In addition, we may be required to make rent or other concessions and/or incur significant capital expenditures to improve both our existing properties as well as the Target Properties in order to retain and attract tenants, causing our financial condition, results of operation, cash flow and trading price of our common stock to be adversely affected.

Risks Related to the Real Estate Industry

Our performance and value are subject to risks associated with real estate assets and the real estate industry.

Our ability to pay expected dividends to our stockholders depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “—Risks Related to Our Properties and Our Business,” as well as the following:

•	local oversupply or reduction in demand for office or media and entertainment-related space;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;

•	decreases in the underlying value of our real estate; and

•	changing submarket demographics.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to certain limitations imposed by our tax protection agreements, as well as weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.

Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

We could incur significant costs related to government regulation and litigation over environmental matters.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property, or adjacent properties, for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials.

As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our securities.

Environmental laws also govern the presence, maintenance and removal of ACBM and LBP and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos or lead). Such laws require that owners or operators of buildings containing ACBM and LBP (and employers in such buildings) properly manage and maintain the asbestos and lead, adequately notify or train those who may come into contact with asbestos or lead, and undertake special precautions, including removal or other abatement, if asbestos or lead would be disturbed during renovation or demolition of a building. Some of our properties contain ACBM and/or LBP and we could be liable for such damages, fines or penalties.

In addition, the properties in our portfolio also are subject to various federal, state and local environmental and health and safety requirements, such as state and local fire requirements. Moreover, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our properties and operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow and per share trading price of our securities.

We are exposed to risks associated with property development.

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including the availability and pricing of financing on favorable terms or at all; construction and/or lease-up delays; cost overruns, including construction costs that exceed our original estimates; contractor and subcontractor disputes, strikes, labor disputes or supply disruptions; failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.

Risks Related to Our Organizational Structure

As of December 31, 2014, the Farallon Funds owned an approximate 15.2% beneficial interest in our company on a fully diluted basis and have the ability to exercise significant influence on our company.

As of December 31, 2014, investment funds affiliated with Farallon Capital Management, L.L.C., or Farallon, which we refer to as the Farallon Funds, owned an approximate 15.2% beneficial interest in our company on a fully diluted basis. Consequently, the Farallon Funds may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. In addition, one member of our board of directors is a managing member of Farallon. As a result, the Farallon Funds have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of other stockholders.

The series A preferred units that were issued to some contributors in connection with our initial public offering in exchange for the contribution of their properties have certain preferences, which could limit our ability to pay dividends or other distributions to the holders of our securities or engage in certain business combinations, recapitalizations or other fundamental changes.

In exchange for the contribution of properties to our portfolio in connection with our initial public offering, some contributors received series A preferred units in our operating partnership, which units have an aggregate liquidation preference of approximately $10.2 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on our series B preferred stock and our common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of our series B preferred stock and our common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our common stock is ranked junior to our series B preferred stock.

Our common stock is ranked junior to our series B preferred stock. Our outstanding series B preferred stock also has or will have a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of equity securities, including classes or series of additional preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offering. Thus, our stockholders bear the risk of our future offerings reducing the per share trading price of our common stock and diluting their interest in us.

Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Maryland law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company.

Additionally, the partnership agreement provides that we and our directors and officers will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we, or such director or officer acted in good faith. The partnership agreement also provides that we will not be liable to the operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the operating partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our operating partnership is required to indemnify us and our directors, officers and employees, officers and employees of the operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise, in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our operating partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

We may pursue less vigorous enforcement of terms of the contribution and other agreements with members of our senior management and our affiliates because of our dependence on them and conflicts of interest.

Each of Victor J. Coleman and affiliates of the Farallon Funds are parties to contribution agreements with us pursuant to which we have acquired interests in our properties and assets. In addition, Mr. Coleman is party to an employment agreement with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with a member of our senior management and the Farallon Funds, with possible negative impact on stockholders.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in your interest, and as a result may depress the market price of our securities.

Our charter contains certain ownership limits. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of each of our common stock and series B preferred stock, and more than 9.8% in value of the aggregate outstanding shares of all classes and series of our stock. Our board of directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. In connection with past offerings of our common stock and the offering of our series B preferred stock, our board of directors granted to the Farallon Funds and certain of their affiliates, which we refer to collectively as the Farallon excepted holders, and to certain other persons, exemptions from the ownership limits, subject to various conditions and limitations. In connection with the acquisition of the

Target Properties, our board of directors has also agreed to grant to certain affiliates of The Blackstone Group L.P. exemptions from the ownership limits, subject to various conditions and limitations. The restrictions on ownership and transfer of our stock may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or series B preferred stock or that our stockholders otherwise believe to be in their best interests; or

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval. Subject to the rights of holders of series B preferred stock to approve the classification or issuance of any class or series of stock ranking senior to the series B preferred stock, our board of directors has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that our stockholders otherwise believe to be in their best interest. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could be in the best interest of our stockholders, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL, any business combination that is first approved by our disinterested directors and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interest of our stockholders. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on units;

•
our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners;

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances; and

•
restrictions on debt levels and equity requirements pursuant to the terms of our series A preferred units, as well as required distributions to holders of series A preferred units of our operating partnership, following certain changes of control of us.

Our charter, bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that our stockholders otherwise believe to be in their best interest.

Our board of directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

Tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our formation transactions for our IPO, we entered into tax protection agreements with certain third-party contributors that provide that if we dispose of any interest with respect to certain properties in a taxable transaction during the period from the closing of our initial public offering on June 29, 2010 through certain specified dates ranging until 2027, we will indemnify the third-party contributors for certain tax liabilities payable as a result of the sale (as well as tax liabilities payable as a result of the reimbursement payment). Certain contributors’ rights under the tax protection agreements with respect to these properties will, however, expire at various times (depending on the rights of such partner) during the period beginning in 2017 and prior to the expiration, in 2027, of the maximum period for indemnification. If we were to trigger the tax protection provisions under these agreements, we would be required to pay damages, if any, in the amount of certain taxes payable by these contributors (plus additional damages in the amount of the taxes incurred as a result of such payment). In addition, although it may otherwise be in our stockholders’ best interest that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations.

Our tax protection agreements may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Our tax protection agreements provide that during the period from the closing of our initial public offering on June 29, 2010, through certain specified dates ranging from 2017 to 2027, our operating partnership will offer certain holders of units who continue to hold the units received in respect of the formation transactions the opportunity to guarantee debt. If we fail to make such opportunities available, we will be required to indemnify such holders for certain tax liabilities, if any, resulting from our failure to make such opportunities available to them (and any tax liabilities payable as a result of the indemnity payment). We agreed to these provisions in order to assist certain contributors in deferring the recognition of taxable gain as a result of and after the formation transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

We are a holding company with no direct operations and, as such, we rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on our common stock and on shares of our series B preferred stock. We also rely on distributions from our operating partnership to meet our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, claims of our equity holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries and subordinate to the rights of holders of series A preferred units. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Risks Related to Our Status as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this Annual Report are not binding on the IRS or any court. Therefore, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our securities.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock and requirements regarding the composition of our assets and our gross income. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. We own and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions they operate.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our operating partnership is properly treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which could reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot assure you that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors, which, if met, would prevent any such sales from being treated as prohibited transactions.
Our ownership of taxable REIT subsidiaries is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our taxable REIT subsidiaries are not conducted on arm’s length terms.

We currently own an interest in one taxable REIT subsidiary and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. We anticipate that the aggregate value of the stock and securities of any taxable REIT subsidiaries and other nonqualifying assets that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax discussed above.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders and unitholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders and accordingly, distributions Hudson Pacific Properties, L.P. makes to its unitholders could be similarly reduced.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, our portfolio consisted of 28 properties (26 wholly-owned properties and two properties owned by a joint venture), located in eight California submarkets and Seattle, Washington, containing a total of approximately 6.8 million square feet, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2014. Rental data presented in the table below for office properties reflects annualized base rent on leases in place as of December 31, 2014 and does not reflect actual cash rents historically received because such data does not reflect abatements or tenant reimbursements for real estate taxes, insurance, common area or other operating expenses. Rental data presented in the table below for media and entertainment properties reflects actual cash base rents, excluding tenant reimbursements, received during the 12 months ended December 31, 2014. Leases at our media and entertainment properties are typically short-term leases of one year or less, and other than the KTLA lease at our Sunset Bronson property, substantially all of the current in-place leases at our media and entertainment properties will expire in 2015 and 2016.

The following table sets forth certain information relating to each of the office and media and entertainment properties owned as of December 31, 2014.

Property	City	Year Built/ Renovated	Square Feet(1)	Percent Leased(2)	Annualized Base Rent/ Annual Base Rent(3)	Annualized Base Rent/ Annual Base Rent Per Leased Square Foot(4)
OFFICE PROPERTIES
First & King	Seattle	1904/2009	472,223	96.6%	$10,213,811	$22.60
Met Park North	Seattle	2000	190,748	95.4	4,835,979	26.58
Northview	Seattle	1991	182,009	84.5	3,027,250	19.94
Merrill Place	Seattle	Various	193,153	70.7	3,407,501	24.96
Rincon Center	San Francisco	1985	580,850	90.7	21,784,049	41.62
1455 Market Street	San Francisco	1977	1,025,833	99.4	25,777,928	27.29
875 Howard Street	San Francisco	Various	286,270	99.4	7,404,370	26.03
222 Kearny Street	San Francisco	Various	148,797	92.2	4,829,812	38.35
625 Second Street	San Francisco	1905	138,080	73.8	4,707,950	46.22
275 Brannan Street	San Francisco	1906	54,673	100.0	2,984,599	54.59
901 Market Street	San Francisco	1912	206,199	100.0	7,771,318	46.92
Technicolor Building	Hollywood (LA)	2008	114,958	100.0	4,549,302	39.57
Del Amo Office Building	Torrance (LA)	1986	113,000	100.0	3,069,070	27.16
9300 Wilshire	Beverly Hills	1965/2001	61,224	95.3	2,439,729	41.81
10950 Washington	Culver City	Various	159,024	100.0	5,376,405	33.81
604 Arizona	Santa Monica	1950	44,260	100.0	1,867,878	42.20
6922 Hollywood	Hollywood (LA)	1965	205,523	92.2	8,300,620	43.81
10900 Washington	Culver City	1973	9,919	100.0	456,657	46.04
Element LA	Los Angeles	Various	284,037	100.0	—	—
Pinnacle I	Burbank	2002	393,777	97.4	15,947,196	41.60
Pinnacle II	Burbank	2005	231,864	99.2	8,789,091	38.21
3401 Exposition	Santa Monica	1961	63,376	100.0	2,547,715	40.20
3402 Pico	Los Angeles	1950	39,136	—	—	—
12655 Jefferson(5)	Los Angeles	1985	88,215	—	—	—
Icon(6)	Hollywood (LA)	2016	413,000	—	—	—
Total/Weighted Average Office Properties:			5,700,148	92.8%	$150,088,230	$33.44
MEDIA & ENTERTAINMENT PROPERTIES
Sunset Gower	Hollywood (LA)	Various	570,470	69.1%	$12,907,268	$32.72
Sunset Bronson	Hollywood (LA)	Various	299,098	76.2	8,918,814	37.61
Total/Weighted Average Media & Entertainment Properties:			869,568	71.6%	$21,826,082	$34.56
Subtotal - Operating Properties			6,569,716
HELD-FOR-SALE
First Financial	Encino (LA)	1986	223,679	93.2%	$7,197,502	$34.53
Total/Weighted Average Held-For-Sale Properties:			223,679	93.2%	$7,197,502	$34.53
Total Office, M&E and Held-for-Sale Properties:			6,793,395
LAND
Merrill Place	Seattle	N/A	140,000
Sunset Bronson—Lot A	Hollywood (LA)	N/A	273,913
Sunset Gower— Redevelopment	Hollywood (LA)	N/A	423,396
Element LA	West Los Angeles	N/A	500,000
3402 Pico	West Los Angeles	N/A	110,000
Total Land Assets:			1,447,309
Portfolio Total:			8,240,704

(1)
Square footage for office properties and media and entertainment properties has been determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association, or BOMA, rentable area. Square footage may change over time due to re-measurement, re-leasing, acquisition, or development. On September 21, 2012, we acquired an office property located at 1455 Gordon Street totaling approximately 6,000 square feet, which was added to the Sunset Gower property. As of December 31, 2014, the square footage for media and entertainment properties totaled 869,568 square feet, including this acquisition. Square footage for land assets represents management’s estimate of developable square feet, the majority of which remains subject to entitlement approvals that have not yet been obtained.

(2)
Percent leased for office properties is calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2014, divided by (ii) total square feet, expressed as a percentage. Percent leased for media and entertainment properties is the average percent leased for the 12 months ended December 31, 2014. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(3)
We present rent data for office properties on an annualized basis, and for media and entertainment properties on an annual basis. Annualized base rent for office properties is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2014 by (ii) 12. Annual base rent for media and entertainment properties reflects actual base rent for the 12 months ended December 31, 2014, excluding tenant reimbursements.

(4)
Annualized base rent per leased square foot for the office properties is calculated as (i) annualized base rent divided by (ii) square footage under commenced lease as of December 31, 2014. Annual base rent per leased square foot for the media and entertainment properties is calculated as (i) actual base rent for the 12 months ended December 31, 2014, excluding tenant reimbursements, divided by (ii) average square feet under lease for the 12 months ended December 31, 2014.

(5)
Tenant signed a termination agreement and the building is vacant. As such, this asset is now treated as a redevelopment property and annualized base rent of $30.24 received from vacated tenant is being capitalized.

(6)	We are recognizing this as a development property anticipated to be completed by 2016.

Office Portfolio
Our office portfolio consists of 26 office properties comprising an aggregate of approximately 5.9 million square feet. As of December 31, 2014, our stabilized office properties were approximately 94.6% leased (giving effect to leases signed but not commenced as of that date). All of our office properties are located in California and the Pacific Northwest. As of December 31, 2014, the weighted average remaining lease term for our stabilized office portfolio was 6.4 years.
Tenant Diversification of Office Portfolio
Our office portfolio is currently leased to a variety of companies. The following table sets forth information regarding the 15 largest tenants in our office portfolio based on annualized base rent as of December 31, 2014.

Tenant	Property	Lease Expiration(1)	Total Leased Square Feet	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent
Square	1455 Market Street	9/27/2023	333,216	6.0%	$10,571,764	6.7%
Salesforce.com(2)	Rincon Center	Various	234,699	4.3	10,488,009	6.7
Warner Bros. Entertainment	Pinnacle II	12/31/2021	230,000	4.2	8,789,091	5.6
Warner Music Group	Pinnacle I	12/31/2019	195,166	3.5	8,038,801	5.1
EMC Corporation(3)	Various	Various	294,756	5.3	7,254,744	4.6
AIG	Rincon Center	7/31/2017	132,600	2.4	5,967,000	3.8
Uber Technologies, Inc.(4)	Various	Various	145,774	2.6	5,458,402	3.5
GSA(5)	1455 Market Street	Various	172,517	3.1	5,452,819	3.5
NFL Enterprises(6)	Various	6/30/2019	137,305	2.5	4,983,416	3.2
Clear Channel	Pinnacle I	9/30/2016	109,323	2.0	4,569,640	2.9
Technicolor Creative Services USA, Inc.	Technicolor Building	5/31/2020	114,958	2.1	4,549,302	2.9
Amazon	Met Park North	11/30/2023	139,824	2.5	3,772,659	2.4
Capital One	First & King	2/28/2019	133,148	2.4	3,367,424	2.1
Fox Interactive Media, Inc.(7)	625 Second Street	Various	69,746	1.3	3,205,814	2.0
Saatchi & Saatchi North America, Inc.	Del Amo Office Building	12/31/2019	113,000	2.1	3,069,070	2.0
Total			2,556,032	46.3%	$89,537,955	57.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)) under commenced leases as of December 31, 2014, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

(2)
Salesforce.com is expected to take possession of an additional: (1) 2,868 square feet during the third quarter of 2015; and (2) 4,144 square feet during the second quarter of 2017. Expirations by square footage: (1) 83,016 square feet expiring on July 31, 2025; (2) 59,689 square feet expiring on April 30, 2027; (3) 93,028 square feet expiring on October, 31, 2028; and (4) 5,978 square feet of MTM storage space.

(3)
EMC expirations by property and square footage: (1) 66,510 square feet at 875 Howard Street expiring on June 30, 2019; (2) 185,292 square feet at First & King expiring on October 18, 2021; and (3) 42,954 square feet at First & King expiring on December 31, 2023.

(4)	Uber is expected to take possession of an additional 74,689 square feet during the first quarter of 2015.

(5)
GSA expirations by property and square footage: (1) 22,390 square feet at 1455 Market expiring on December 31, 2014; (2) 71,729 square feet at 1455 Market Street expiring on February 19, 2017; (3) 5,906 square feet at 901 Market Street expiring on April 30, 2017; (4) 28,993 square feet at Northview expiring on April 4, 2020; and (5) 43,499 square feet at 901 Market Street expiring on July 31, 2021.

(6)
NFL Enterprises expiration by property and square footage: (1) 127,386 square feet at 10950 Washington expiring on June 30, 2019 and (2) 9,919 square feet at 10900 Washington expiring on June 30, 2019.

(7)	Fox Interactive Media, Inc. expirations by square footage: (1) 35,151 square feet early terminating on March 31, 2015 and (2) 34,595 square feet expiring on March 31, 2017.
Lease Distribution of Office Portfolio
The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2014.

Square Feet Under Lease	Number of Leases	Percentage of All Leases	Total Leased Square Feet	Percentage of Office Portfolio Leased Square Feet	Annualized Base Rent(1)	Percentage of Office Portfolio Annualized Base Rent
2,500 or less	71	30.2%	87,129	1.7%	$3,304,743	1.8%
2,501-10,000	70	29.8	372,265	7.3	14,178,079	8.0
10,001-20,000	20	8.5	289,688	5.7	10,176,111	5.7
20,001-40,000	24	10.2	714,389	14.0	23,659,750	13.3
40,001-100,000	17	7.2	1,019,866	19.9	37,726,939	21.2
Greater than 100,000	14	6.0	2,190,201	42.8	68,240,110	38.3
Building management use	9	3.8	23,358	0.4	—	—
Uncommenced leases	10	4.3	420,372	8.2	20,891,485	11.7
Office Portfolio Total:	235	100.0%	5,117,268	100.0%	$178,177,217	100.0%
_____________

(1)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2014 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Lease Expirations of Office Portfolio
The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 plus available space, for each of the ten full calendar years beginning January 1, 2014 at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options.

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases(1)	Percentage of Office Portfolio Square Feet	Annualized Base Rent(2)	Percentage of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot
Vacant		806,559	13.6%
2014	4	61,586	1.0	2,470,358	1.4	40.11
2015	42	321,510	5.4	8,136,184	4.6	25.31
2016	34	375,680	6.4	12,387,858	6.9	32.97
2017	33	567,454	9.6	18,467,065	10.4	32.54
2018	29	315,205	5.3	9,333,215	5.2	29.61
2019	24	741,200	12.5	26,370,326	14.8	35.58
2020	10	394,338	6.7	14,671,229	8.2	37.2
2021	14	708,102	12.0	21,933,729	12.3	30.98
2022	4	18,906	0.3	633,208	0.4	33.49
2023	12	634,297	10.7	19,729,036	11.1	31.10
Thereafter	10	535,260	9.0	23,153,522	13.0	43.26
Building management use	9	23,358	0.4	—	—	—
Signed leases not commenced	10	420,372	7.1	20,891,485	11.7	49.7
Office Portfolio Total/Weighted Average:	235	$5,923,827	100.0%	$178,177,215	100.0%	$34.82
____________

(1)
Assumes Bank of America exercises the early termination rights. The following summarizes Bank of America’s early termination rights by square footage as of December 31, 2014: (1) 114,322 square feet at December 31, 2015 and (2) 137,809 square feet at December 31, 2017.

(2)
Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements)), including uncommenced leases, as of December 31, 2014, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.

Historical Office Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2014	2013	2012
Renewals (1)
Number of leases	22	32	25
Square feet	233,332	232,967	197,980
Tenant improvement costs per square foot (2)(3)	$0.70	$2.86	$4.77
Leasing commission costs per square foot (2)	2.82	5.42	3.13
Total tenant improvement and leasing commission costs (2)	$3.52	$8.28	$7.90

New leases (4)
Number of leases	29	28	38
Square feet	398,402	716,178	956,926
Tenant improvement costs per square foot (2)(3)	$43.26	$52.52	$42.99
Leasing commission costs per square foot (2)	13.21	22.87	14.57
Total tenant improvement and leasing commission costs (2)	$56.47	$75.39	$57.56

Total
Number of leases	51	$60	$63
Square feet	631,734	949,145	1,154,906
Tenant improvement costs per square foot (2)(3)	$27.54	$40.33	$36.44
Leasing commission costs per square foot (2)	9.38	18.59	12.61
Total tenant improvement and leasing commission costs (2)	$36.92	$58.92	$49.05
______________________________________________________

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Office Leasing Activity
The following table sets forth certain historical information regarding leasing activity for our total office portfolio:

	Total Square Feet
	Year Ended December 31,
	2014	2013	2012
Vacant space available at the beginning of period	311,164	477,077	321,387
Expirations as of the last day of the prior period	208,299	58,089	5,781
Adjustment for remeasured square footage on new leases	491	4,408	1,966
Properties acquired vacant space	183,972	184,122	253,203
Properties placed in-service	413,000	—	—
Properties disposed vacant space	(8,900)	(19,408)	—
Leases expiring or terminated during the period	241,494	624,382	406,753
Total Space Available for Lease	1,349,520	1,328,670	989,090
Leases with new tenants	359,077	334,842	136,687
Lease renewals	47,549	69,694	145,840
Leases signed (uncommenced) at the end of the period	136,335	612,970	229,486
Total Space Leased	542,961	1,017,506	512,013
Vacant Space Available for Lease at the End of the Period	806,559	311,164	477,077
Media and Entertainment Portfolio
Our portfolio of operating properties includes two properties that we consider to be media and entertainment properties, encompassing an aggregate of 869,568 square feet. We define our media and entertainment properties as those properties in our portfolio that are primarily used for the physical production of media content, such as television programs, feature films, commercials, music videos and photographs. These properties generally also feature a traditional office component that is leased to production companies and content providers. For the 12 months ended December 31, 2014, our media and entertainment properties were approximately 71.6% leased. Our media and entertainment properties are located in prime Southern California submarkets.
Leasing Characteristics of Media and Entertainment Properties
The duration of typical lease terms for tenants of media and entertainment properties tends to be shorter than those of traditional office properties. Generally, terms of the media and entertainment leases are one year or less, as tenants are never certain as to whether their productions will continue to be carried by networks or cable channels. However, historically, many entertainment tenants have exercised renewal options such that their actual tenancy is extended for multiple years. As an example, productions such as Judge Judy, Judge Joe Brown and Let’s Make a Deal have been tenants at Sunset Studios for between three and 15 years. At Sunset Gower Studios, NBC’s Heroes was a tenant for four years prior to its cancellation and Showtime’s Dexter was a tenant for six years prior to the show ending. Additionally, occupancy levels for sound stage space and office and support space tend to run in parallel, as a majority of stage users also require office and support space. In addition, we require tenants at our media and entertainment properties to use our facilities for items such as lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). As a result, our other property-related revenues tend to track overall occupancy of our media and entertainment properties. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

Description of Our Media and Entertainment Properties
Sunset Gower, Hollywood, California
Sunset Gower is a 15.7-acre media and entertainment property located in the heart of Hollywood, four blocks west of the Hollywood (101) Freeway. The property encompasses almost an entire city block, bordered by Sunset Boulevard to the north, Gower Street to the west, Gordon Street to the east and Fountain Avenue to the south. The property, a fixture in the Los Angeles-based entertainment industry since it was built in the 1920s, served as Columbia Pictures’ headquarters through 1972 and is now one of the largest independent media and entertainment properties in the United States. Sunset Gower provides a fully-integrated environment for its media and entertainment-focused tenants within which they can access creative and technical talent for film and television production as well as post-production. Sunset Gower typically serves as home to single-camera television and motion picture production tenants. The property comprises 394,910 square feet of office and support space, along with 12 sound stage facilities totaling 175,560 square feet. In addition, there are 1,450 parking spaces situated in both surface and structured parking lots. Included in the total office square footage are three buildings, known as 6050 Sunset and 1455 Beachwood (acquired on December 16, 2011) and 1455 Gordon (acquired on September 21, 2012), that comprise approximately 26,761 square feet. The 1455 Beachwood and 1455 Gordon buildings are currently being renovated. For the year ended December 31, 2014, Sunset Gower was approximately 69.1% leased.
An approximately 0.59-acre portion of the site is subject to ground leases, expiring March 31, 2060, by and between Sunset Gower Entertainment Properties, LLC and the Chadwick 1994 Family Trust and Richard S. Chadwick. The remaining portion of the Sunset Gower property is owned by Sunset Gower Entertainment Properties in fee.
In addition to Sunset Gower’s existing facilities, the current zoning designation for Sunset Gower, M1-1—Limited Industrial, City of Los Angeles, permits a floor area ratio, or FAR, of 1.5x, which implies a maximum allowable density of 1,022,933 square feet, or an incremental 423,436 square feet above the existing 599,497 floor area ratio, including the Technicolor Building. However, as of December 31, 2014, we had no immediate plans to develop additional facilities on the property.
Sunset Gower Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Gower for the year ended December 31, 2014:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
FTP Productions (Scandal)	Television/Entertainment	5/31/2015	—	98,307	17.2%	$3,413,906	$34.73	26.5%
ABC (How to Get Away with Murder)	Television/Entertainment	5/31/2015	—	66,227	11.6	1,436,504	36.35	11.1
Farnsworth Entertainment(Newsroom)	Television/Entertainment	9/30/2014	—	54,872	9.6	1,356,503	32.96	10.5
Total/Weighted Average:				219,406	38.5%	$6,206,913	$34.68	48.1%
_____________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2014.

(2)	Annual base rent reflects actual base rent for the year ended December 31, 2014, excluding tenant reimbursements.

(3)
Annual base rent per leased square foot is calculated as actual rent for the year ended December 31, 2014, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2014.

Sunset Gower Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for Sunset Gower as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2014	69.1%	$32.72	$32.59
December 31, 2013	65.3	32.92	33.01
December 31, 2012	71.2	30.49	30.61
December 31, 2011	66.6	30.88	30.98
December 31, 2010	70.9	30.27	30.27
_____________

(1)
Percent leased is the average percent leased for the year that ended on the dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above divided by average square feet under lease for the year that ended on the dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the year that ended on the dates indicated above.

Sunset Bronson, Hollywood, California
Sunset Bronson is a 10.6 acre media and entertainment property located in the heart of Hollywood, one block west of the Hollywood (101) Freeway and in close proximity to the Sunset Gower property. The property encompasses a full city block, bordered by Sunset Boulevard to the north, Bronson Avenue to the west, Van Ness Avenue to the east and Fernwood Avenue to the south. The property, which was built in phases from 1924 through 1981, formerly served as Warner Brothers Studios’ headquarters and has been continuously operated as a media and entertainment property since the 1920s. The property includes a Historical-Cultural Monument designation for the Site of the Filming of the First Talking Film (The Jazz Singer) that is specific to the building structure that fronts Sunset Boulevard. Similar to nearby Sunset Gower, Sunset Bronson is a multi-use property with a full complement of production, post-production and support facilities that enable its media and entertainment focused tenants to conduct their business in a collaborative and efficient setting. In contrast to Sunset Gower, which typically serves single-camera television and motion picture productions, Sunset Bronson caters to multi-camera television productions, such as game shows, talk shows or courtroom shows that record in video and require a control room to manage and edit the productions’ multiple cameras. Excluding the KTLA portion of the property, which is described below, Sunset Bronson consists of approximately 86,108 square feet of office and support space and nine sound stage facilities with approximately 137,109 square feet, along with 455 parking spaces. The property has three digital control rooms, one of which has high-definition technology, which allow tenants to edit productions filmed with high-definition cameras. For the year ended December 31, 2014, Sunset Bronson was approximately 76.2% leased.
Sunset Bronson also includes the KTLA facility, which is a multi-use office, broadcasting and production facility located on the Sunset Bronson property described above. The KTLA facility is 100% leased by KTLA Channel 5, one of the largest independent television stations in Los Angeles and has served as KTLA’s only broadcast facility and its primary office and production location for over 50 years. In connection with the acquisition of the Sunset Bronson property, KTLA, Inc., a subsidiary of Tribune Company, entered into a five-year lease for approximately 90,506 square feet, which includes 83,531 square feet of office and support space and 6,975 square feet encompassing two sound stages. At the time of the closing of the acquisition of the Sunset Bronson property, our predecessor received a prepayment of $16.3 million from KTLA in prepayment of its rents for the initial five-year term of its lease. On December 8, 2008, Tribune Company and several of its affiliates, including KTLA, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On June 25, 2009, KTLA assumed its lease for the KTLA facility and cured all outstanding pre-petition amounts due us.
We entered into an amendment to the KTLA lease that extends the lease term through January 31, 2016. Net rents were approximately $2,707,940 for the period February 1, 2013 through January 31, 2014. Net rents are expected to be $2,789,178 for the period February 1, 2014 through January 31, 2015 and $2,872,853 for the period February 1, 2015 through January 31, 2016.

In addition to Sunset Bronson’s existing facilities, the current zoning designation for Sunset Bronson, M1-1—Limited Industrial, City of Los Angeles, permits a FAR of 1.5x, which implies a maximum allowable density of 689,565 square feet or an incremental 391,836 square feet above the existing 297,729 total FAR, including the KTLA portion of the property.

Sunset Bronson Primary Tenants
The following table summarizes information regarding the primary tenants of Sunset Bronson as of December 31, 2014:

Tenant	Principal Nature of Business	Lease Expiration	Renewal Options	Total Leased Square Feet(1)	Percentage of Property Square Feet	Annual Base Rent(2)	Annual Base Rent Per Leased Square Foot(3)	Percentage of Property Annual Base Rent
KTLA	Television/ Entertainment	1/31/2016	—	90,506	29.1%	$2,085,113	$23.04	23.4%
3 Doors Productions (Let's Make a Deal)	Television/Entertainment	12/31/2014	—	51,596	16.6	1,928,708	37.38	21.6
CBS Studios (Judge Judy)	Television/Entertainment	4/30/2016	—	19,916	6.4	1,028,170	51.62	11.5
Total/Weighted Average:				162,018	52.1%	$5,041,991	$31.12	56.5%
______________

(1)	Reflects average square feet under lease to such tenant for the year ended December 31, 2014.

(2)
Annual base rent reflects actual base rent for the year ended December 31, 2014, excluding tenant reimbursements. As of February 1, 2015, annualized base rent for KTLA will be $2,872,853, subject to an abatements of $718,213.

(3)
Annual base rent per leased square foot is calculated as actual base rent for the year ended December 31, 2014, excluding tenant reimbursements, divided by average square feet under lease for the year ended December 31, 2014.

Sunset Bronson Percent Leased and Base Rent
The following table sets forth the percentage leased, annual base rent per leased square foot and annual net effective base rent per leased square foot for the Sunset Bronson property as of the dates indicated below:

Date	Percent Leased(1)	Annual Base Rent Per Leased Square Foot(2)	Annual Net Effective Base Rent Per Leased Square Foot(3)
December 31, 2014	76.2%	$37.61	$40.34
December 31, 2013	78.1	35.63	38.31
December 31, 2012	78.1	42.16	40.02
December 31, 2011	76.3	40.77	38.58
December 31, 2010	75.5	40.18	37.97
_________________

(1)
Percent leased is the average percent leased for the year that ended on the dates indicated above. As a result of the short-term nature of the leases into which we enter at our media and entertainment properties, and because entertainment industry tenants generally do not shoot on weekends due to higher costs, we believe stabilized occupancy rates at our media and entertainment properties are lower than those rates achievable at our traditional office assets, where tenants enter into longer-term lease arrangements.

(2)
Annual base rent per leased square foot is calculated as actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above divided by average square feet under lease for the year that ended on the dates indicated above.

(3)
Annual net effective base rent per leased square foot represents (i) actual base rent, excluding tenant reimbursements, for the year that ended on the dates indicated above, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) the average square feet under lease for the year that ended on the dates indicated above.

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A. secured by our Sunset Gower and Sunset Bronson media and entertainment campuses.
Sunset Bronson Lot A
In connection with our purchase of Sunset Bronson in 2008, we acquired a 67,381 square-foot undeveloped lot located on the northwest corner of Sunset Boulevard and Bronson Avenue. The lot is located two blocks west of the I-101 Freeway, between the Sunset Gower and Sunset Bronson properties. The site is currently used as a surface parking lot and can be developed to include up to 60,855 square feet of retail and office space based on current zoning, with the opportunity to add additional developable square footage through certain municipal land entitlement approvals. We estimate that with further entitlements, we could increase the developable square footage to approximately 273,913 square feet. While we are holding this property for its development potential, we do not currently have any plans for its development.

Item 3. Legal Proceedings

Following the December 8, 2014 announcement that our company and operating partnership had entered into the asset purchase agreement with the sponsor stockholders, a punitive class action lawsuit was filed on January 22, 2015 in the Superior Court of the State of California, County of San Francisco, captioned Fundamental Partners, v. Hudson Pacific Properties, Inc. et al., Case No. CGC-15-543775. The complaint names as defendants, among other parties, our company and the members of our board of directors, and alleges, among other claims, that our directors breached their fiduciary duties by “effectively” selling control to the sponsor stockholders and by failing to disclose purportedly material information to stockholders in connection with the purchase agreement. The complaint seeks, among other things, an order enjoining or rescinding the purchase agreement and an award of attorneys’ fees and other costs. We believe the complaint has no merit and intend to vigorously defend against plaintiff’s allegations.
In addition, from time to time, we are a party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or that, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows if determined adversely to us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 25, 2015, we had approximately 79,845,880 shares of common stock outstanding, including unvested restricted stock grants. Our common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010. The quarterly high, low and closing prices of our common stock from January 1, 2013 through December 31, 2014, as reported by the NYSE, are set forth below for the periods indicated.

As of February 25, 2015, our operating partnership had 81,684,736 common operating partnership units outstanding, that were not owned by us. There is no active trading market for our operating partnership units.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. We intend to pay regular quarterly dividend distributions to our stockholders. Currently, we pay distributions to our stockholders each March, June, September and December. Dividends are made to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deem relevant.

On December 31, 2014, the reported closing sale price per share of our common stock on the NYSE was $30.06. The following table shows our dividends declared, and the high, low and closing sales prices for our common stock as reported by the NYSE for the periods indicated:

Fiscal year 2014	High	Low	Close	Per Share of Common Stock Dividends Declared
First quarter	$23.61	$19.13	$23.07	$0.125
Second quarter	25.96	22.13	25.34	0.125
Third quarter	27.19	24.33	24.66	0.125
Fourth quarter	30.61	24.45	30.06	0.125

Fiscal year 2013
First quarter	21.78	21.64	21.75	0.125
Second quarter	21.37	20.80	21.28	0.125
Third quarter	19.70	19.39	19.45	0.125
Fourth quarter	22.15	21.80	21.87	0.125

The closing share price for our common stock on February 25, 2015, as reported by the NYSE, was $31.11. As of February 25, 2015, there were 38 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

 Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Market for Hudson Pacific Properties, L.P., Common Capital, Related Unitholder Matters and Issuer Purchases of Units

There is no established public trading market for our operating partnership’s common units. As of the date this report was filed, there were 38 holders of record of common units (including through our general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2014 and 2013, respectively.

Fiscal year 2014	Per Common Unit Distributions Declared
First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.125

Fiscal year 2013
First quarter	0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.125

Stock Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K , or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on June 24, 2010 and ending on December 31, 2014. The graph assumes a $100 investment in each of the indices on June 24, 2010 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index, or S&P Index, and an industry peer group. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	06/23/10	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Hudson Pacific Properties, Inc.	100.00	89.63	87.40	133.75	142.15	199.24
S&P 500	100.00	116.38	118.84	137.86	182.51	207.49
SNL US RE $1B-$2B Imp Cap	100.00	122.55	116.85	153.00	179.17	209.16

Item 6. Selected Financial Data

The following tables set forth, on a historical basis, selected financial and operating data. The financial information has been derived from our consolidated balance sheets and statements of operations. The following data should be read in conjunction with our financial statements and notes thereto and "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations" included below in this report.

HUDSON PACIFIC PROPERTIES Inc. And Hudson Pacific Properties, L.P. (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated				Combined
	2014	2013	2012	2011	2010
Statements of Operations Data:
Revenues
Office
Rental	$156,806	$124,839	$88,459	$69,145	$15,485
Tenant recoveries	34,509	25,870	22,029	21,954	2,883
Parking and other	22,471	14,732	9,840	5,643	999
Total office revenues	$213,786	$165,441	$120,328	$96,742	$19,367

Media & entertainment
Rental	$22,138	$23,003	$23,598	$21,617	$20,931
Tenant recoveries	1,128	1,807	1,598	1,539	1,571
Other property-related revenue	15,751	15,072	14,733	13,638	11,397
Other	612	235	204	187	238
Total media & entertainment revenues	$39,629	$40,117	$40,133	$36,981	$34,137

Total revenues	$253,415	$205,558	$160,461	$133,723	$53,504

Operating expenses
Office operating expenses	$78,372	$63,434	$50,599	$42,312	$7,034
Media & entertainment operating expenses	25,897	24,149	24,340	22,446	19,815
General and administrative	28,253	19,952	16,497	13,038	4,493
Depreciation and amortization	72,216	70,063	54,758	41,983	13,226
Total operating expenses	$204,738	$177,598	$146,194	$119,779	$44,568

Income from operations	$48,677	$27,960	$14,267	$13,944	$8,936

Other expense (income)
Interest expense	$25,932	$25,470	$19,071	$17,480	$8,831
Interest income	(30)	(272)	(306)	(73)	(59)
Unrealized gain on interest rate contracts	—	—	—	—	(347)
Acquisition-related expenses	4,641	1,446	1,051	1,693	4,273
Other (income) expenses	(14)	(99)	(92)	443	192
Total other expenses	$30,529	$26,545	$19,724	$19,543	$12,890
Income (loss) from continuing operations before gain on sale of real estate	$18,148	$1,415	$(5,457)	$(5,599)	$(3,954)
Gain on sale of real estate	5,538	—	—	—	—
Income (loss) from continuing operations	$23,686	$1,415	$(5,457)	$(5,599)	$(3,954)
(Loss) income from discontinued operations	$(164)	$1,571	$451	$3,361	$1,272
Impairment loss from discontinued operations	—	(5,580)	—	—	—
Net (loss) income from discontinued operations	$(164)	$(4,009)	$451	$3,361	$1,272
Net income (loss)	$23,522	$(2,594)	$(5,006)	$(2,238)	$(2,682)

HUDSON PACIFIC PROPERTIES Inc. And Hudson Pacific Properties, L.P. (in thousands, except share, per share, square footage and occupancy data) Year Ended December 31,

	Consolidated				Combined
	2014	2013	2012	2011	2010
Per-Share Data:
Net income (loss) from continuing operations attributable to common stockholders and unitholders	$0.15	$(0.20)	$(0.42)	$(0.46)	$—
Net (loss) income from discontinued operations	—	(0.07)	0.01	0.11	—
Net income (loss) attributable to stockholders’ and unitholders per share—basic and diluted	$0.15	$(0.27)	$(0.41)	$(0.35)	$—
Weighted average shares of common stock outstanding—basic	65,792,447	55,182,647	41,640,691	29,392,920	—
Weighted average shares of common stock outstanding—diluted	66,509,447	55,182,647	41,640,691	29,392,920	$—
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.1921

	2014	2013	2012	2011	2010
Balance Sheet Data:
Investment in real estate, net	$2,036,638	$1,844,614	$1,340,361	$957,810	$787,872
Total assets	2,340,885	2,131,276	1,559,692	1,152,791	1,004,565
Notes payable	918,059	888,308	582,085	399,871	342,060
Total liabilities	1,055,693	1,017,935	649,995	451,647	390,232
6.25% Series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475	12,475	12,475	12,475
Redeemable non-controlling interest in consolidated real estate entity	—	—	—	—	40,328
Series B cumulative redeemable preferred stock	145,000	145,000	145,000	87,500	87,500

Other Data
Cash flows provided by (used in)
Operating activities	$63,168	$41,547	$42,821	$32,082	$7,619
Investing activities	$(246,361)	$(424,042)	$(423,470)	$(130,604)	$(242,156)
Financing activities	$170,590	$393,947	$385,848	$63,352	$279,718

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic recession and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A: Risk Factors and the discussion under the captions “—Forward-looking Statements” above and “—Liquidity and Capital Resources” below. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Executive Summary
Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2014 our consolidated office portfolio consisted of approximately 5.9 million square feet, and our media and entertainment portfolio consisted of 0.9 million square feet. As of December 31, 2014, our consolidated stabilized office portfolio was 94.6% leased (including leases not yet commenced). Our media and entertainment properties were 71.6% leased for the trailing 12-month period ended December 31, 2014.

Current Year Acquisitions, Dispositions, Repositionings and Financings

Acquisitions

EOP Northern California Portfolio

On December 6, 2014, the Company entered into a definitive asset purchase agreement to acquire via an exclusive, direct transaction, the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI ("Blackstone"). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto Silicon Valley and San Jose Airport submarkets. Despite a strong, diversified tenancy, including blue-chip technology companies like Google, Cisco and Qualcomm, the EOP Northern California Portfolio's below market rents and occupancy, as well as significant near-term lease roll, afford ample opportunity for substantial embedded net operating income growth. The Company will fund the acquisition with $1.75 billion in cash and approximately 63.5 million common shares and operating partnership units issued to Blackstone, which upon closing will own approximately 43.6% of the Company's common equity on a fully diluted basis and serve of the Company's Board of Directors. The Company has obtained $1.75 billion of committed bridge financing, but is pursuing alternatives to fund the transaction’s cash needs, including existing asset sales and joint ventures and new secured or unsecured financing potentially coinciding with pursuit of an investment grade credit rating. The Company expects the transaction to close in late first quarter or early second quarter subject to customary closing conditions, including its stockholders' vote of approval on March 5, 2015.

The Company expects to use proceeds from the 1455 Market Street joint venture transaction and its pending disposition of the First Financial property, together with proceeds (after repayment of our revolving credit facility) from the recent equity offering to partially fund the cash consideration component of the EOP Northern California Portfolio acquisition. To fund the remaining cash consideration and closing costs for the EOP Northern California Portfolio acquisition, the Company is pursuing various financing sources, including a combination of five, seven, and ten-year unsecured and/or secured indebtedness for total proceeds of approximately $1.30 billion.

Merrill Place

On February 12, 2014, we acquired an office and retail property known as Merrill Place located in downtown Seattle’s Pioneer Square submarket, directly adjacent to the Company’s First & King property for a gross purchase price of approximately $57.7 million (before closing costs and prorations).

3402 Pico Boulevard

On February 28, 2014, we acquired an office building known as 3402 Pico Boulevard in Santa Monica, California for $18.5 million (before closing costs and prorations).

12655 Jefferson Acquisition

On October 17, 2014, the Company acquired a 93,952 square-foot office property located in the Playa Vista submarket of Los Angeles, California in an off-market transaction for $38.0 million (before certain credits, closing costs, and prorations). The purchase price was paid from borrowings under the Company’s unsecured revolving credit facility. Built in 1985, the property also includes a garage with 279 parking stalls. The building is currently vacant and conceptual designs and plans have been completed for a creative office conversion. Playa Vista is a leading submarket for creative office tenants, including Facebook, Google/YouTube, Microsoft and Sony.

Dispositions

Tierrasanta Disposition

On July 16, 2014 the Company sold its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) and therefore, reclassified its assets and liabilities to held for sale as of December 31, 2013.

Held for Sale

First Financial

On December 29, 2014, the Company entered into a purchase and sale agreement to sell its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs). As a result, we have reclassified its assets and liabilities to held for sale as of December 31, 2014 and 2013. The transaction is subject to assumption of an existing loan with a balance of $42.4 million as of December 31, 2014, and is expected to close in the first quarter of 2015.

Repositionings

We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property, and may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own; repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2013, we acquired 3401 Exposition Blvd. and 1861 Bundy Drive for purposes of repositioning.

Financings

Senior Unsecured Credit Facility

Effective September 23, 2014, the Company amended and restated its $250.0 million unsecured revolving credit facility to, among other things, increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility, and add a five-year, $150.0 million unsecured term loan facility. The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date to repay a $95.0 million loan secured by the Company's 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company's prior unsecured revolving facility.

6922 Hollywood Mortgage Loan Payoff

On October 2, 2014, the Company fully repaid the $39.7 million loan secured by its 6922 Hollywood Boulevard property in Hollywood, California. The loan was scheduled to mature on January 1, 2015.

Element LA

On November 24, 2014, the Company amended its construction loan for the Element LA property to, among other things, increase availability from $65.5 million to $102.4 million to fund budgeted site-work, tenant improvement, and leasing commission costs associated with the property’s Riot Games lease.

Factors That May Influence Our Operating Results

Business and Strategy

We focus our investment strategy on office properties located in submarkets with growth potential as well as on underperforming properties or portfolios that provide opportunities to implement a value-add strategy to increase occupancy rates and cash flow. Additionally, we intend to acquire properties or portfolios that are distressed due to near-term debt maturities or underperforming properties where we believe better management, focused leasing efforts and/or capital improvements would improve the property’s operating performance and value. Our strategy also includes active management, aggressive leasing efforts, focused capital improvement programs, the reduction and containment of operating costs and an emphasis on tenant satisfaction, which we believe will minimize turnover costs and improve occupancy.

From the acquisition of our first property in February 2007 through December 2014, we have acquired or developed properties totaling an aggregate of approximately 8.2 million square feet. We intend to pursue acquisitions of additional properties as a key part of our growth strategy, often including properties that may have substantial vacancy, which enables us to increase cash flow through lease-up. We expect to continue to acquire properties subject to existing mortgage financing and other indebtedness or to incur indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any dividends with respect to our common or series B preferred stock and our common and series A preferred units.

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2014, the percent leased for our stabilized office properties was approximately 94.6% (or 92.6%, excluding leases signed but not commenced as of that date), and the percent leased for the media and entertainment properties (based on 12-month trailing average) was approximately 71.6%. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our media and entertainment properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets

The properties in our portfolio are all located in California and Pacific Northwest submarkets. Positive or negative changes in economic or other conditions in California or Pacific Northwest, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed on to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net lease properties. Certain of our properties have been reassessed for property tax purposes as a result of our initial public offering or their subsequent acquisition and other reassessments remain pending. In the case of completed reassessments, the amount of property taxes we pay reflects the valuations established with the county assessors for the relevant locations of each property as of the initial public offering or their subsequent acquisition. With respect to pending reassessments, we similarly expect the amount of property taxes we pay to reflect the valuations established with such county assessors.

Taxable REIT Subsidiary

As part of the formation transactions, we formed Hudson Pacific Services, Inc., or our services company, a Maryland corporation that is wholly owned by our operating partnership. We have elected, together with our services company, to treat our services company as a taxable REIT subsidiary for federal income tax purposes, and we may form additional taxable REIT subsidiaries in the future. Our services company generally may provide both customary and non-customary services to our tenants and engage in other activities that we may not engage in directly without adversely affecting our qualification as a REIT. Our services company and its wholly owned subsidiaries provide a number of services to certain tenants at our media and entertainment properties and, from time to time, one or more taxable REIT subsidiaries may provide services to our tenants at these and other properties. In addition, our operating partnership has contributed some or all of its interests in certain wholly owned subsidiaries or their assets to our services company. We currently lease space to wholly owned subsidiaries of our services company at our media and entertainment properties and may, from time to time, enter into additional leases with one or more taxable REIT subsidiaries. Any income earned by our taxable REIT subsidiaries will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. Because a taxable REIT subsidiary is subject to federal income tax, and state and local income tax (where applicable), as a regular C corporation, the income earned by our taxable REIT subsidiaries generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.
Critical Accounting Policies
Investment in Real Estate Properties
The properties in our portfolio are carried at cost, less accumulated depreciation and amortization. We account for the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with U.S. generally accepted accounting principles (“GAAP”). We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Acquisition-related expenses are expensed in the period incurred.

We record acquired “above and below” market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $3.1 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. Interest is capitalized on the construction in progress at a rate equal to our weighted average cost of debt. Capitalized interest was approximately $6.9 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

We compute depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, five or seven years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

We assess the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We recognize impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. We recorded $5.6 million of impairment charges related to a property that we sold during the year ended December 31, 2013 with no comparable charge for the year ended December 31, 2014. There was one property held for sale at December 31, 2014 and no properties held for sale at December 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. We maintain an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease. As of December 31, 2014 and 2013, respectively, we reserved $0.6 million and $0.3 million of straight-line receivables. We evaluate the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and our historical collection experience. We recognize an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Historical experience has been within our expectations. We recognized $(0.1) million, $1.0 million and $0.7 million of bad debt expense for the years ended December 31, 2014, 2013 and 2012, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	December 31, 2014	December 31, 2013
Accounts receivable	$17,287	$9,898
Allowance for doubtful accounts	(1,040)	(1,036)
Accounts receivable, net	$16,247	$8,862

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, has a balance of $28.5 million as of December 31, 2014, bears interest at 11.0% and matures on August 18, 2016. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2014, net of the commitment fee, was $28.3 million and was classified as a Note Receivable on the Consolidated Balance Sheets.
Revenue Recognition
We recognize rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset, provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how and on which items a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

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

Other property-related revenue is revenue that is derived from the tenants’ use of lighting, equipment rental, parking, power, HVAC and telecommunications (telephone and internet). Other property-related revenue is recognized when these items are provided.
Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, and we have discretion in selecting the supplier and bear the associated credit risk.
We recognize gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when (i) the collectability of the sales price is reasonably assured, (ii) we are not obligated to perform significant activities after the sale, (iii) the initial investment from the buyer is sufficient and (iv) other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.
Stock-Based Compensation
ASC Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718 and formerly known as FASB 123R), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.
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
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2010. We believe that we have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes commencing with such taxable year, and we intend to continue operating in such manner. To qualify as a REIT, we are required to distribute at least 90% of our net taxable income to our stockholders, excluding net capital gains, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a taxable REIT subsidiary. A taxable REIT subsidiary is subject to federal and, where applicable, state income taxes on its net income.
We are subject to the statutory requirements of the states in which we conduct business. The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2014, the Company has not established a liability for uncertain tax positions.

Results of Operations

The following table identifies each of the properties in our portfolio acquired through December 31, 2014 and their date of acquisition.

Properties	Acquisition/Completion Date	Square Feet
875 Howard Street	2/15/2007	286,270
Sunset Gower	8/17/2007	543,709
Sunset Bronson	1/30/2008	299,098
Technicolor Building	6/1/2008	114,958
First Financial	6/29/2010	223,679
Del Amo Office	8/13/2010	113,000
9300 Wilshire Boulevard	8/24/2010	61,224
222 Kearny Street	10/8/2010	148,797
1455 Market	12/16/2010	1,025,833
Rincon Center	12/16/2010	580,850
10950 Washington	12/22/2010	159,024
604 Arizona	7/26/2011	44,260
275 Brannan	8/19/2011	54,673
625 Second Street	9/1/2011	138,080
6922 Hollywood Boulevard	11/22/2011	205,523
6050 Ocean Way & 1455 N. Beachwood Drive	12/16/2011	20,761
10900 Washington	4/5/2012	9,919
901 Market Street	6/1/2012	206,199
Element LA	9/5/2012	247,545
1455 Gordon Street	9/21/2012	6,000
Pinnacle I(1)	11/8/2012	393,777
3401 Exposition	5/22/2013	63,376
Pinnacle II(1)	6/14/2013	231,864
First & King	7/31/2013	472,223
Met Park North	7/31/2013	190,748
Northview	7/31/2013	182,009
1861 Bundy	9/26/2013	36,492
Merrill Place	2/12/2014	193,153
3402 Pico	2/28/2014	39,136
12655 Jefferson	10/17/2014	88,215
Icon	2016(2)	413,000
Total		6,793,395
(1) These properties are owned by our joint venture with MDP/Worthe. As of December 31, 2012, we owned a 98.25% interest in the joint venture, which owned Pinnacle I as of that date. On June 14, 2013, MDP/Worthe contributed its interest in Pinnacle II to the joint venture, which reduced our interest in the joint venture to 65.0%.

(2)	We estimate this development will be completed in 2016.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in this report rather than the rounded numbers appearing in this discussion.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Net Operating Income

We evaluate performance based upon property net operating income (“NOI”) from continuing operations. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP and should not be considered an alternative to income from continuing operations, as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions. All companies may not calculate NOI in the same manner. We consider NOI to be a useful performance measure to investors and management, because when compared across periods, NOI reflects the revenues and expenses directly associated with owning and operating the Company’s properties and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective not immediately apparent from income from continuing operations. We define NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees, if any, and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent and other non-cash adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and other non-cash adjustments to revenue and expenses.

Management further evaluates NOI by evaluating the performance from the following property groups:

•Same-Store Properties - which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2013 and still owned and included in the stabilized portfolio as of December 31, 2014;

•Non-same store properties which includes one operating office property we acquired during the year ended December 31, 2014; one development project (Icon); three redevelopment properties (Element LA, 3402 Pico and 12655 Jefferson); one lease-up property (901 Market Street), one property held-for-sale (First Financial) as of December 31, 2014 and other properties not owned or in operation from January 1, 2013 through December 31, 2014.

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2014 and 2013:

	Year Ended December 31
Reconciliation to net income	2014	2013	Dollar Change	Percentage Change
Same-store net operating income	$98,036	$93,890	$4,146	4.4%
Non-same store net operating income	51,110	24,085	27,025	112.2%
General and administrative	(28,253)	(19,952)	(8,301)	41.6%
Depreciation and amortization	(72,216)	(70,063)	(2,153)	3.1%
Income from operations	$48,677	$27,960	$20,717	74.1%
Interest expense	(25,932)	(25,470)	(462)	1.8%
Interest income	30	272	(242)	(89.0)%
Acquisition-related expenses	(4,641)	(1,446)	(3,195)	221.0%
Other income	14	99	(85)	(85.9)%
Gain on sale of real estate	5,538	—	5,538	100.0%
Impairment loss from discontinued operations	—	(5,580)	5,580	(100.0)%
Net (loss) income from discontinued operations	(164)	1,571	(1,735)	(110.4)%
Net income (loss)	$23,522	$(2,594)	$26,116	(1,006.8)%

Same-store office statistics
Number of properties	13	13
Rentable square feet	3,281,515	3,266,632
Ending % leased	95.8%	95.0%		0.8%
Ending % occupied	93.0%	88.3%		5.3%
Average % occupied for the period	92.2%	88.6%		4.1%
Average annual rental rate per square foot	$34.89	$32.06	$2.83	8.8%

	Year Ended December 31,
	2014			2013
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$102,388	$54,418	$156,806	$94,489	$30,350	$124,839
Tenant recoveries	24,225	10,284	34,509	21,867	4,003	25,870
Parking and other	14,883	7,588	22,471	11,707	3,025	14,732
Total office revenues	$141,496	$72,290	$213,786	$128,063	$37,378	$165,441

Media & entertainment
Rental	$22,138	$—	$22,138	$23,003	$—	$23,003
Tenant recoveries	1,128	—	1,128	1,807	—	1,807
Other property-related revenue	15,751	—	15,751	15,072	—	15,072
Other	612	—	612	235	—	235
Total media & entertainment revenues	$39,629	$—	$39,629	$40,117	$—	$40,117

Total revenues	$181,125	$72,290	$253,415	$168,180	$37,378	$205,558

Operating expenses
Office operating expenses	$57,192	$21,180	$78,372	$50,141	$13,293	$63,434
Media & entertainment operating expenses	25,897	—	25,897	24,149	—	24,149
Total operating expenses	$83,089	$21,180	$104,269	$74,290	$13,293	$87,583

Office Net Operating Income	$84,304	$51,110	$135,414	$77,922	$24,085	$102,007
Media & entertainment Net Operating Income	13,732	—	13,732	15,968	—	15,968
Net Operating Income	$98,036	$51,110	$149,146	$93,890	$24,085	$117,975

	Year Ended December 31, 2014 as compared to the Year Ended December 31, 2013
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$7,899	8.4%	$24,068	79.3%	$31,967	25.6%
Tenant recoveries	2,357	10.8	6,282	157.0	8,639	33.4
Parking and other	3,177	27.1	4,561	150.7	7,739	52.5
Total office revenues	$13,433	10.5%	$34,911	93.4%	$48,345	29.2%

Media & entertainment
Rental	$(865)	(3.8)%	$—	—%	$(865)	(3.8)%
Tenant recoveries	(679)	(37.6)	—	—	(679)	(37.6)
Other property-related revenue	679	4.5	—	—	679	4.5
Other	377	160.4	—	—	377	160.4
Total media & entertainment revenues	$(488)	(1.2)%	$—	—%	$(488)	(1.2)%

Total revenues	$12,945	7.7%	$34,911	93.4%	$47,857	23.3%

Operating expenses
Office operating expenses	$7,051	14.1%	$7,886	59.3%	$14,937	23.5%
Media & entertainment operating expenses	1,748	7.2	—	—	1,748	7.2
Total operating expenses	$8,799	11.8%	$7,886	59.3%	$16,685	19.1%

Office Net Operating Income	$6,382	8.2%	$27,025	112.2%	$33,408	32.8%
Media & entertainment Net Operating Income	(2,236)	(14.0)%	—	—%	(2,236)	(14.0)%
Net Operating Income	$4,146	4.4%	$27,025	112.2%	$31,172	26.4%

Net Operating Income increased $31.2 million, or 26.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily resulting from:

A $27.0 million or 112.2% increase in net operating income from our non-same store properties primarily as a result of the acquisition of the Pinnacle II property and the Seattle portfolio in 2013 and the Merrill Place property in 2014.

A $6.4 million or 8.2% increase in net operating income from our same-store properties primarily as a result of the lease up in our 1455 Market and Rincon properties.

A $2.2 million or 14.0% decrease in net operating income from our same-store media and entertainment properties are a result of the Company’s decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher rental revenue and tenant recoveries generated by strong occupancy and heightened production activity at the Sunset Gower property.

The year-over-year changes in the items that comprise same store net operating income are primarily attributable to the factors discussed below.

Same-Store Office:

Office rental revenue increased $7.9 million or 8.4% to $102.4 million for the year ended December 31, 2014 compared to $94.5 million for the year ended December 31, 2013. The increase is primarily due to rental income relating to new leases signed at our 1455 Market and Rincon Center properties at higher rents than expiring leases partially offset by lower rental income from our 625 second street property as a result of an early termination from Fox Interactive Media, Inc. at our 625 Second Street property.

Office tenant recoveries increased by $2.4 million or 10.8% to $24.2 million for the year ended December 31, 2014 compared to $21.9 million for the year ended December 31, 2013. The increase is primarily due to a $3.3 million of one-time property tax recovery resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to this year partially offset by lower recoveries at our 1455 Market property due to a change from a triple net recovery structure from Bank of America to a modified gross recovery structure for Uber and Square tenants.

Office parking and other revenue increased by $3.2 million or 27.1% to $14.9 million for the year ended December 31, 2014 compared to $11.7 million for the year ended December 31, 2013. The increase is primarily due to a one time termination fee at our 625 Second Street (Fox interactive) and 222 Kearny (The Children's Place) properties recognized in 2014 offset by a decrease in termination fees at our 1455 Market property recognized in 2013.

Office operating expenses increased by $7.1 million or 14.1% to $57.2 million for the year ended December 31, 2014 compared to $50.1 million for the year ended December 31, 2013. The increase is primarily due to a one time property tax expense resulting from the resulting from the reassessment of the 1455 Market Street and Rincon Center properties, and to a lesser extent other assets within the San Francisco portfolio, for all applicable periods prior to this year.

Same-Store Media & entertainment:

Media and entertainment rental revenue decreased by $0.9 million or 3.8% to $22.1 million for the year ended December 31, 2014 compared to $23.0 million for the year ended December 31, 2013. The decrease is primarily due to the Company’s decision to take certain buildings and stages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher rental revenue generated by strong occupancy at the Sunset Gower property.

Media and entertainment tenant recoveries decreased by $0.7 million or 37.6% to $1.1 million for the year ended December 31, 2014 compared to $1.8 million for the year ended December 31, 2013. The decrease is primarily due to the Company’s decision to take certain buildings and sages off-line to facilitate its ICON development and other longer-term plans for the Sunset Bronson property, partially offset by higher tenant recoveries generated by strong occupancy at the Sunset Gower property.

Media and entertainment other property-related revenue increased by $0.7 million or 4.5% to $15.8 million for the year ended December 31, 2014 compared to $15.1 million for the year ended December 31, 2013. The increase is primarily due to heightened production activity at the Sunset Gower property for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Media and entertainment other revenue increased by $0.4 million or 160.4% to $0.6 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. The increase is primarily due to increase in operating income from our United Recording studio operations.

Media and entertainment operating expenses increased $1.7 million, or 7.2%, to $25.9 million for the year ended December 31, 2014 compared to $24.1 million for the year ended December 31, 2013. Operating expenses for the year ended December 31, 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity for the year ended December 31, 2014. The remaining difference relates additional lighting expense incurred in connection with the heightened production activity at the Sunset Gower property for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other Expense (Income)

General and administrative expenses includes wages and salaries for corporate level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $8.3 million, or 41.6%, to $28.3 million for the year ended December 31, 2014 compared to $20.0 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily attributable to the adoption of the 2014 Outperformance Program, the costs associated with a one-year consulting arrangement with a former executive, and increased staffing to meet operational needs stemming from growth through the acquisition of office properties.

Depreciation and amortization expense increased $2.2 million, or 3.1%, to $72.2 million for the year ended December 31, 2014 compared to $70.1 million for the year ended December 31, 2013. The increase was primarily related to the acquisition of the Pinnacle II building by our joint venture with MDP/Worthe on June 14, 2013, our acquisition of the Seattle portfolio on July 31, 2013, and our acquisition of the Merrill Place property on February 12, 2014.

Interest expense increased $0.5 million, or 1.8%, to $25.9 million for the year ended December 31, 2014 compared to $25.5 million for the year ended December 31, 2013. At December 31, 2014, we had $960.5 million of notes payable, compared to $931.3 million at December 31, 2013. The increase was primarily attributable to interest expense for a full year on the indebtedness associated with our 275 Brannan property, the indebtedness associated with the Pinnacle II building acquired on June 14, 2013, the indebtedness associated with the acquisition of the Seattle Portfolio, the indebtedness associated with the redevelopments of our Element LA property, and amounts outstanding under our unsecured revolving credit facility, all partially offset by interest savings related to our repayment of indebtedness associated with our 625 Second Street property on November 1, 2013, and our repayment of indebtedness associated with our 6922 Hollywood property on October 1, 2014 and additional capitalized interest related to our redevelopment properties as compared to the same period last year.

Acquisition-related expenses increased $3.2 million, or 221.0%, to $4.6 million for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013 as a result of acquisition costs related to the upcoming purchase of the EOP Northern California portfolio compared to by the acquisition costs related to the purchase of the Seattle portfolio in 2013.

Gain on sale of real estate.    On July 16, 2014, the Company completed the sale of its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs). Accordingly, the Company recognized $5.5 million of gain on sale of real estate relates the current year with no comparable activity in the same period a year ago.

Net (loss) income from discontinued operations. During the year ended December 31, 2013, the Company sold its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for each of the periods presented. The Company also recognized $5.6 million of impairment loss in the year ended December 31, 2013, with no comparable activity in the current year.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	Year Ended December 31
Reconciliation to net income	2013	2012	Dollar Change	Percentage Change
Same-store net operating income	$87,187	$79,178	$8,009	10.1%
Non-same store net operating income	30,788	6,344	24,444	385.3%
General and administrative	(19,952)	(16,497)	(3,455)	20.9%
Depreciation and amortization	(70,063)	(54,758)	(15,305)	28.0%
Income from operations	$27,960	$14,267	$13,693	96.0%
Interest expense	(25,470)	(19,071)	(6,399)	33.6%
Interest income	272	306	(34)	(11.1)%
Acquisition-related expenses	(1,446)	(1,051)	(395)	37.6%
Other income	99	92	7	7.6%
Gain on sale of real estate		—	—	—%
Impairment loss from discontinued operations	(5,580)	—	(5,580)	(100.0)%
Net (loss) income from discontinued operations	1,571	451	1,120	248.3%
Net income (loss)	$(2,594)	$(5,006)	$2,412	(48.2)%

Same-store office statistics
Number of properties	13	13
Rentable square feet	3,197,547	3,197,547
Ending % leased	95.5%	94.0%		1.6%
Ending % occupied	88.7%	88.5%		0.2%
Average % occupied for the period	89.7%	90.6%		(1.0)%
Average annual rental rate per square foot	$30.39	$27.46	$2.93	10.7%

The following tables summarize the Net Operating Income from continuing operations, as defined, for our total portfolio for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	Same-Store	Non Same-Store	Total	Same Store	Non Same-Store	Total
Operating Revenues
Office
Rental	$87,476	$37,363	$124,839	$81,517	$6,942	$88,459
Tenant recoveries	20,251	5,619	25,870	20,762	1,267	22,029
Parking and other	10,793	3,939	14,732	8,950	890	9,840
Total office revenues	$118,520	$46,921	$165,441	$111,229	$9,099	$120,328

Media & entertainment
Rental	$22,579	$424	$23,003	$22,985	$613	$23,598
Tenant recoveries	1,777	30	1,807	1,592	6	1,598
Other property-related revenue	14,573	499	15,072	14,733	—	14,733
Other	184	51	235	204	—	204
Total media & entertainment revenues	$39,113	$1,004	$40,117	$39,514	$619	$40,133

Total revenues	$157,633	$47,925	$205,558	$150,743	$9,718	$160,461

Operating expenses
Office operating expenses	$47,529	$15,905	$63,434	$47,360	$3,239	$50,599
Media & entertainment operating expenses	22,917	1,232	24,149	24,205	135	24,340
Total operating expenses	$70,446	$17,137	$87,583	$71,565	$3,374	$74,939

Office Net Operating Income	$70,991	$31,016	$102,007	$63,869	$5,860	$69,729
Media & entertainment Net Operating Income	16,196	(228)	15,968	15,309	484	15,793
Net Operating Income	$87,187	$30,788	$117,975	$79,178	$6,344	$85,522

	Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012
	Same-Store		Non Same-Store		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Operating Revenues
Office
Rental	$5,959	7.3%	$30,421	438.2%	$36,380	41.1%
Tenant recoveries	(511)	(2.5)%	4,352	343.5%	3,841	17.4%
Parking and other	1,843	20.6%	3,049	342.6%	4,892	49.7%
Total office revenues	$7,291	6.6%	$37,822	415.7%	$45,113	37.5%

Media & entertainment
Rental	$(406)	(1.8)%	$(189)	(30.8)%	$(595)	(2.5)%
Tenant recoveries	185	11.6%	24	400.0%	209	13.1%
Other property-related revenue	(160)	(1.1)%	499	—%	339	2.3%
Other	(20)	(9.8)%	51	—%	31	15.2%
Total media & entertainment revenues	$(401)	(1.0)%	$385	62.2%	$(16)	—%

Total revenues	$6,890	4.6%	$38,207	393.2%	$45,097	28.1%

Operating expenses
Office operating expenses	169	0.4%	12,666	391.0%	12,835	25.4%
Media & entertainment operating expenses	(1,288)	(5.3)%	1,097	812.6%	(191)	(0.8)%
Total operating expenses	$(1,119)	(1.6)%	$13,763	407.9%	$12,644	16.9%

Office Net Operating Income	7,122	11.2%	25,156	429.3%	32,278	46.3%
Media & entertainment Net Operating Income	887	5.8%	(712)	(147.1)%	175	1.1%
Net Operating Income	$8,009	10.1%	$24,444	385.3%	$32,453	37.9%

Net Operating Income increased $32.5 million, or 37.9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily resulting from:

A $24.4 million or 385.3% increase in net operating income from our non-same store properties was the result of operating results from the 901 Market property acquired on June 1, 2012, and the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and our acquisition of the Seattle Portfolio on July 31, 2013.

A $7.1 million or 11.2% increase in net operating income from our same-store properties primarily as a result of the lease up in our 1455 Market, 875 Howard Street, and 604 Arizona Properties. In addition, an increase in rental income at our 10950 Washington Property as a result of signing a lease with NFL networks for rates higher than expiring rent partially offset by a decrease in net operating income at our Rincon property as a result of a temporary decline in occupancy.

A $0.9 million or 5.8% increase in net operating income from our same store media and entertainment properties primarily as a result of a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity in the same period a year ago.

The year-over-year changes in the items that comprise same store net operating income are primarily attributable to the factors discussed below.

Same-Store Office:

Office rental revenue increased $6.0 million or 7.3% to $87.5 million for the year ended December 31, 2013 compared to $81.5 million for the year ended December 31, 2012. The increase is primarily due to rental income relating to new leases signed at our 1455 Market Street and First Financial properties at higher rents than expiring leases.

Office tenant recoveries decreased by $0.5 million or 2.5% to $20.3 million for the year ended December 31, 2013 compared to $20.8 million for the year ended December 31, 2012. The decrease is primarily due to a decrease of tenant recoveries at our 1455 Market Street property as a result of a change in the tenant type of tenancy from triple net leases to modified service gross leases.

Office parking and other increased by $1.8 million or 20.6% to $10.8 million for the year ended December 31, 2013 compared to $9.0 million for the year ended December 31, 2012. The increase is primarily due to an early lease termination payments from Bank of America relating to the Company’s 1455 Market Street property of $1.6 million (after the write-off of non-cash items), with no comparable activity for the same period a year ago.

Office operating expenses remained relatively flat or the year ended December 31, 2013 compared to year ended December 31, 2012.

Same-Store Media & entertainment:

Media and entertainment rental revenue decreased by $0.4 million or 1.8% to $22.6 million for the year ended December 31, 2013 compared to $23.0 million for the year ended December 31, 2012. The decrease is primarily due to lower occupancy compared to the same period a year ago.

Media and entertainment tenant recoveries increased by $0.2 million or 11.6% to $1.8 million for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012. The increase in tenant recoveries was primarily due to higher equipment rental reimbursements at our Sunset Bronson property compared to the same period a year ago.

Media and entertainment other property-related revenue remained relatively flat for the year ended December 31, 2013 compared to year ended December 31, 2012.

Media and entertainment other revenue remained relatively flat for the year ended December 31, 2013 compared to year ended December 31, 2012.

Media and entertainment operating expenses decreased $1.3 million, or 5.3%, to $22.9 million for the year ended December 31, 2013 compared to $24.2 million for the year ended December 31, 2012. Operating expenses for the year ended

December 31, 2013 reflect a property tax reimbursement resulting from the reassessment of the Sunset Gower media and entertainment property of $0.8 million, with no comparable activity for the year ended December 31, 2012. If this supplemental property tax reimbursement is disregarded, then operating expenses from continuing operations at the Company’s media and entertainment properties would have increased by $0.6 million, or 2.5%, over the same period a year ago. This increase in operating expenses was the result of higher production activity compared to the same period a year ago.

Other Expense (Income)

General and administrative expenses includes wages and salaries for corporate-level employees, accounting, legal and other professional services, office supplies, entertainment, travel, and automobile expenses, telecommunications and computer-related expenses, and other miscellaneous items. General and administrative expenses increased $3.5 million, or 20.9%, to $20.0 million for the year ended December 31, 2013 compared to $16.5 million for the year ended December 31, 2012. The increase in general and administrative expenses was primarily due to the adoption of the 2012 Outperformance Program and increased staffing to meet operational needs arising from the acquisitions of office properties.

Depreciation and amortization expense increased $15.3 million, or 28.0%, to $70.1 million for the year ended December 31, 2013 compared to $54.8 million for the year ended December 31, 2012. The increase was primarily the result of the 901 Market property acquired on June 1, 2012, the Pinnacle I and Pinnacle II buildings our joint venture with MDP/Worthe acquired on November 8, 2012 and June 14, 2013, respectively, and the Seattle Portfolio acquired on July 31, 2013

Interest expense increased $6.4 million or 33.6% to $25.5 million for the year ended December 31, 2013 compared to $19.1 million for the year ended December 31, 2012. At December 31, 2013, the Company had $931.3 million of notes payable, including note payable for real estate held for sale, compared to $582.1 million of notes payable, including note payable for real estate held for sale, at December 31, 2012. The increase was primarily due to interest expenses for a full year on the indebtedness associated with our First Financial and 10950 Washington properties, the increase in indebtedness associated with our 275 Brannan property financing on October 5, 2012, our 901 Market property financing on October 29, 2012, the indebtedness associated with the Pinnacle I and Pinnacle II buildings acquired on November 8, 2012 and June 14, 2013, respectively, and the indebtedness associated with the acquisition of the Seattle Portfolio.

Acquisition-related expenses increased $0.4 million, or 37.6%, to $1.4 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The increase in acquisition-related expenses was primarily due to higher expenses associated with the loan assumption in connection with the acquisition of Pinnacle II.

Net (Loss) Income From Discontinued Operations

During the year ended December 31, 2013, the Company sold its City Plaza property in Orange, California, for approximately $56.0 million (before certain credits, prorations and closing costs). Accordingly, the City Plaza property was reclassified as held for sale and its financial results are accounted for as discontinued operations for the year ended December 31, 2013 and December 31, 2012. Income from discontinued operations associated with the City Plaza property increased $1.1 million, or 248.3%, to $1.6 million for the year ended December 31, 2013 compared to $0.5 million for the year ended December 31, 2012. The Company also recognized $5.6 million of impairment loss in the year ended December 31, 2013 based on the loss on sale of the City Plaza property, with no comparable activity in the same period a year ago.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $17.8 million of cash and cash equivalents at December 31, 2014. In addition, the lead arrangers for our unsecured revolving credit facility have secured commitments that will allow borrowings of up to $300.0 million. As of December 31, 2014, we had total borrowing capacity of approximately $300.0 million under our unsecured revolving credit facility, $130.0 million of which had been drawn.
On January 20, 2015, we closed the public offering of 12,650,000 shares of our common stock. We used $130.0 million of proceeds from that stock offering to fully pay down the $130.0 million outstanding balance on our unsecured credit facility. As a result, we have total borrowing capacity of approximately $300.0 million under our unsecured revolving credit facility, none of which has been drawn.

We have an At-the-Market, or ATM, program which allows us to sell up to $125.0 million of common stock, $14.5 million of which has been sold as of December 31, 2014.

We intend to use the unsecured revolving credit facility and ATM program, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.
Based on the closing price of our common stock of $30.06 as of December 31, 2014, our ratio of debt to total market capitalization was approximately 30.2% (counting series A preferred units as debt) as of December 31, 2014. Our total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt to total capitalization ratio), including restricted stock that we may issue to certain of our directors and executive officers, plus the aggregate value of common units not owned by us, plus the liquidation preference of outstanding series A preferred units and series B preferred stock, plus the book value of our total consolidated indebtedness.
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
Our long-term liquidity needs consist primarily of funds necessary to pay for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our unsecured revolving credit facility pending permanent financing.
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about the Company.
Consolidated Indebtedness

Senior Unsecured Revolving Credit Facility

On September 23, 2014, we amended and restated our $250.0 million unsecured revolving credit facility to increase the unsecured revolving credit facility to $300.0 million, extend the term of that facility to September 23, 2018, and add a five-year, $150.0 million unsecured term loan facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated act as joint lead arrangers, and Bank of America, N.A. and Barclays Bank PLC, act as joint syndication agents, and Keybank, N.A., acts as documentation agent.

The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date to repay a $95.0 million loan secured by the Company’s 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company’s prior unsecured revolving facility.

Our Operating Partnership continues to be the borrower under the new facility and the Company and all subsidiaries that own unencumbered properties will continue to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required except under limited circumstances.  Subject to the satisfaction of certain conditions and lender commitments, the Company may increase the availability of either or both of the unsecured revolving credit facility or term loan facility so long as the aggregate commitments under both facilities do not exceed $700.0 million.

Under the unsecured revolving credit facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 115 to 155 basis points per annum or a specified base rate plus 15 to 55 basis points per annum, depending on the Company’s leverage ratio. Under the term loan facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 130 to 190 basis points per annum or a specified base rate plus 30 to 90 basis points per annum, again depending on the Company’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 to 165 basis points per annum or the specified base rate plus 0 to 65 basis points per annum, and for the term loan facility equal to either LIBOR plus 90 to 190 basis points per annum or the specified base rate plus 0 to 90 basis points per annum, in each case depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Company’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 to 35 basis points, depending on the Company’s leverage ratio, or, if the Company makes the credit rating election, in an amount equal to the aggregate amount of its revolving credit commitments multiplied by a rate per annum equal to 12.5 to 30 basis points, depending upon the credit rating. Unused amounts of the facility are no longer subject to a separate fee.

The Company’s ability to borrow under the facility remains subject to ongoing compliance with a number of customary restrictive covenants. In addition to these covenants, the facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Company’s primary business, and other customary affirmative and negative covenants.

As of December 31, 2014, we were in compliance with our unsecured revolving credit facility’s financial covenants. As of December 31, 2014, we had total borrowing capacity of approximately $300.0 million under our unsecured revolving credit facility, $130.0 million of which had been drawn.

Outstanding Indebtedness

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
As of December 31, 2014, we had outstanding notes payable of $957.5 million (including a $42.4 million note payable on real estate held for sale, and before $3.1 million loan premium), of which $565.6 million, or 59.1%, was variable rate debt. $156.5 million of the variable rate debt is subject to the interest rate contracts described in footnotes 7 and 10 in the table below.

The following table sets forth information as of December 31, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding
Debt	December 31, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility - new	$130,000	$—	LIBOR+1.15% to 1.55%	9/23/2018
Unsecured revolving credit facility	—	155,000	LIBOR+1.55% to 2.20%	N/A
Unsecured term loan	150,000	—	LIBOR+1.30% to 1.90%	9/23/2019
Mortgage loan secured by 3401 Exposition Boulevard(2)	—	13,233	LIBOR+3.80%	N/A
Mortgage loan secured by 6922 Hollywood Boulevard(3)	—	40,396	5.58%	N/A
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,421	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	59,490	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	104,126	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	—	95,000	LIBOR+1.60%	N/A
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(11)	28,866	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.954%	11/7/2022
Subtotal	$915,003	$882,988
Unamortized loan premium, net(13)	3,056	5,320
Total	$918,059	$888,308
Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(14)	$42,449	$43,000	4.580%	2/1/2022
	$960,508	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property. This loan was paid off during 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan was paid off during 2014.

(4)
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

(5)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing, with the ability to draw up to an additional $11.9 million for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(6)
We had the ability to draw up to $65.5 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property. On November 24, 2014 we amended our construction loan for Element LA to, among other things, increase availability from $65,500 to $102,406 for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)	This loan was paid off during 2014.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(11)	This loan is amortizing based on a 30-year amortization schedule.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

(14)
This loan bears interest only for the first two years. Beginning with the payment due March 1, 2014, monthly debt service will include principal payments based on a 30-year amortization schedule, for total annual debt service of $2.6 million. This note has been recorded as part of the liabilities associated with real estate held for sale.

.

Contractual Obligations
The following table provides information with respect to our commitments at December 31, 2014, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extensions and the $42.4 million mortgage loan secured by First Financial.

	Payments Due by Period
Contractual Obligation	Total	2015	2016	2017	2018	2019	More than 5 years
Principal payments on mortgage loans	$915,003	$18,323	$138,199	$62,195	$328,320	$152,885	$215,081
Interest payments(1)	78,536	17,661	16,599	11,851	8,703	6,467	17,255
Operating leases	3,267	781	2,486	—			—
Tenant-related commitments	45,190	44,669	521	—			—
Ground leases(2)	56,493	1,417	1,417	1,417	1,417	1,417	49,408
Total:	$1,098,489	$82,851	$159,222	$75,463	$338,440	$160,769	$281,744

(1)
Interest rates with respect to indebtedness are calculated on the basis of a 360-day year for the actual days elapsed. The information in the table above reflects our projected interest obligations for the fixed-rate payments based on the contractual interest rates and scheduled maturity dates. The remaining 59.1% of our debt bears interest at variable rates based on LIBOR plus a spread. The interest payments on the variable rate debt have not been reported in the table above because we cannot reasonably determine the future interest obligations on our variable rate debt as we cannot predict what LIBOR rates will be in the future.

(2)
Reflects current annual base rents of $367,125, $1, $975,000 and $75,000 under the Sunset Gower, Del Amo Office, 222 Kearny Street and 9300 Wilshire ground leases, expiring March 31, 2060, June 30, 2049, June 14, 2054 and August 14, 2032, respectively. Assumes Sunset Gower and 222 Kearny ground rent is fixed at the current rent, although such ground rent is subject to periodic adjustments.

Off Balance Sheet Arrangements
At December 31, 2014, we did not have any off-balance sheet arrangements.
Cash Flows
Cash Flows
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

	Year Ended December 31,
	2014	2013	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$63,168	$41,547	$21,621	52.0%
Net cash used in investing activities	(246,361)	(424,042)	177,681	(41.9)%
Net cash provided by financing activities	170,590	393,947	(223,357)	(56.7)%

Cash and cash equivalents were $17.8 million and $30.4 million at December 31, 2014 and 2013, respectively.

Operating Activities
Net cash provided by operating activities increased by $21.6 million or 52.0% to $63.2 million for the year ended December 31, 2014 as compared to $41.5 million for the year ended December 31, 2013. The increase was primarily attributable to an increase in cash NOI, as defined, from our office properties, primarily from the acquisitions of the Seattle portfolio on July 31, 2013, Merrill Place on February 12, 2014 and Pinnacle II on June 14, 2013. In addition, the increase was also attributable to an increase in prepaid rent and decrease in payment of leasing costs associated with leases signed at 1455 Market, Rincon and 275 Brannan, partially offset by an increase accounts receivable, compared to the year-end December 31, 2013.

Investing Activities

Net cash used in investing activities decreased by $177.7 million of 41.9% to $246.4 million for the year ended December 31, 2014 as compared to $424.0 million for year ended December 31, 2013. The decrease was primarily attributable to the decrease in property acquisition for the year ended December 31, 2014 as compared to year ended December 31, 2013. The decrease is partially offset by an increase in additions to investment property primarily as a result in increased tenant improvement costs and redevelopment costs during the year ended December 31, 2014 as compared to the year ended December 31, 2013 a decrease in sale of real estate (sold our Tierrasanta property in July 2014 and sold our City Plaza property in July 2013) and an increase investing activities related to the acquisition of a note receivable in August 2014.

Financing Activities
Net cash provided by financing activities decreased by $223.4 million or 56.7% to $170.6 million for the year ended December 31, 2014 as compared to $393.9 million for the year ended December 31, 2013. The decrease was due to an increase in repayment of debt and an increase in dividends paid to common stock and unit holders as compared to the year ended December 31, 2013. In addition, we issued equity (both common and preferred) securities generating total proceeds, after underwriters’ discounts, of approximately $202.5 million (before transaction costs) in 2013 compared to equity securities generating total proceeds, after underwriters’ discounts, of approximately $197.5 million (before transaction costs) in 2014.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate risk. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As more fully described below, we use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors.

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
On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment properties. The loan initially bore interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its original maturity of February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its original maturity of February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment, therefore $5.0 million of the outstanding loan balance is not covered by the interest rate cap described above.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 155 basis points. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loans maturity on August 1, 2020.
Our unsecured revolving credit facility and unsecured term loan, as well as the loans on each of our 901 Market, 275 Brannan, and Element LA properties, are not subject to interest rate hedges. As of December 31, 2014, we had $130.0 million drawn under our unsecured revolving credit facility.

For sensitivity purposes, with respect to the $130.0 million drawn under our unsecured revolving credit facility the $150.0 million drawn under our unsecured term loan, the $97.0 million loan on our Sunset Gower and Sunset Bronson media and entertainment properties ($5.0 million of which is not subject to an interest rate contract), the $49.6 million loan on our 901 Market property, the $15.0 million loan on our 275 Brannan property, and the $59.5 million loan on our Element LA properties, if one-month LIBOR as of December 31, 2014 was to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would impact our future earnings and cash flows by $5.0 million.
As of December 31, 2014, we had outstanding notes payable of $957.5 million (before loan premium), of which $565.6 million, or 59.1%, was variable rate debt. $92.0 million of the variable rate debt is subject to the interest rate contracts described in footnote 7 to the table under Outstanding Indebtedness in Item 7, and $64.5 million of the variable rate debt is subject to the interest rate contract described in footnote 10 to the table under Outstanding Indebtedness in Item 7, and $391.9 million of which was fixed rate secured mortgage loans. As of December 31, 2014, the estimated fair value of our fixed rate secured mortgage loans was $400.6 million. The estimated fair value of our variable rate debt equals the carrying value.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements included in this Annual Report on Form 10-K are listed in Part IV, Item 15(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures (Hudson Pacific Properties, Inc.)
Hudson Pacific Properties, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, Inc.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, Inc. carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.
Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Hudson Pacific Properties, Inc.’s disclosure controls and procedures were effective in providing a reasonable level of assurance that information Hudson Pacific Properties, Inc. is required to disclose in reports that Hudson Pacific Properties, Inc.’s file under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Disclosure Controls and Procedures (Hudson Pacific Properties, L.P.)
Hudson Pacific Properties, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in Hudson Pacific Properties, L.P.’s reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, Hudson Pacific Properties, L.P. carried out an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.
Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.) concluded, as of that time, that Hudson Pacific Properties, L.P.’s disclosure controls and procedures were effective in providing a reasonable level of assurance that information Hudson

Pacific Properties, L.P. is required to disclose in reports that Hudson Pacific Properties, L.P. files under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, Inc.)
There have been no changes that occurred during the fourth quarter of the year covered by this report in Hudson Pacific Properties, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting (Hudson Pacific Properties, L.P.)
There have been no changes that occurred during the fourth quarter of the year covered by this report in Hudson Pacific Properties, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, Inc.)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2014. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2014, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.
Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc., does not expect that Hudson Pacific Properties, Inc.’s disclosure controls and procedures, or Hudson Pacific Properties, Inc.’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management’s Annual Report on Internal Control over Financial Reporting (Hudson Pacific Properties, L.P.)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2014. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2014, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.
Management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), does not expect that Hudson Pacific Properties, L.P.’s disclosure controls and procedures, or Hudson Pacific Properties, L.P.’s internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)
The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2014.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation
The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2015.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)(1) and (2) Financial Statements and Schedules
The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)  Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of December 6, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and certain affiliates of The Blackstone Group L.P.(35)
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (36)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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

10.54	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.(11)
10.55	Indemnification Agreement, dated October 1, 2011, by and between Hudson Pacific Properties, Inc. and Patrick Whitesell. (16)
10.56	2012 Outperformance Award Agreement.(17)*

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

10.58	Limited Liability Company Agreement of Hudson MC Partners, LLC, dated as of November 8, 2012.(21)
10.59	Acquisition and Contribution Agreement between Media Center Development, LLC and P2 Hudson Partners, LLC for Pinnacle 2 Property Located at 3300 West Olive Avenue, Burbank, California.(21)
10.60	Loan Agreement dated as of November 8, 2012 between P1 Hudson MC Partners, LLC, as Borrower and Jefferies Loancore LLC, as Lender.(21)
10.61	First Amendment to Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(19)
10.62	2013 Outperformance Award Agreement.(20)*
10.63	Hudson Pacific Properties, Inc. Revised Non-Employee Director Compensation Program.
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

10.67	Supplemental Federal Income Tax Considerations.(27)
10.68	2014 Outperformance Award Agreement.(28)*
10.69	Consulting Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P., and Howard S. Stern dated January 16, 2014.(29)*
10.70	Addendum to Outperformance Agreement.(30)*
10.71	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(31)*
10.72	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(31)*
10.73	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(31)*
10.74	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Dale Shimoda.(31)*
10.75	Employment Agreement, dated as of June 27, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Alex Vouvalides.(31)*
10.76	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Barclays Capital Inc. (33)
10.77
Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  (33)

10.78	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and KeyBanc Capital Markets Inc. (33)
10.79	Amendment to Equity Distribution Agreement, dated as of July 21, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Wells Fargo Securities, LLC. (33)
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

10.83	Backstop Commitment Letter, dated as of December 6, 2014, by and among the Operating Partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.(35)
10.84	Indemnification Agreement, dated December 15, 2014, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.
10.85	2015 Outperformance Award Agreement. (36)*
10.86	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P. (37)
12.1	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2014, 2013, 2012, 2011 and 2010.
22.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certificate of Correction.(18)
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements **

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
**
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 , as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

March 2, 2015	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Victor J. Coleman and Mark T. Lammas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hudson Pacific Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2015
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 2, 2015
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 2, 2015
Theodore R. Antenucci
/S/ JONATHAN M. GLASER	Director	March 2, 2015
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	March 2, 2015
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	March 2, 2015
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 2, 2015
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 2, 2015
Barry A. Porter
/S/ PATRICK WHITESELL	Director	March 2, 2015
Patrick Whitesell

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

March 2, 2015	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Victor J. Coleman and Mark T. Lammas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Hudson Pacific Properties, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2015
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
Harout K. Diramerian
/S/ RICHARD B. FRIED	Director	March 2, 2015
Richard B. Fried
/S/ THEODORE R. ANTENUCCI	Director	March 2, 2015
Theodore R. Antenucci
/S/ JONATHAN M. GLASER	Director	March 2, 2015
Jonathan M. Glaser
/S/ ROBERT L. HARRIS II	Director	March 2, 2015
Robert L. Harris II
/S/ MARK D. LINEHAN	Director	March 2, 2015
Mark D. Linehan
/S/ ROBERT M. MORAN, JR.	Director	March 2, 2015
Robert M. Moran, Jr.
/S/ BARRY A. PORTER	Director	March 2, 2015
Barry A. Porter
/S/ PATRICK WHITESELL	Director	March 2, 2015
Patrick Whitesell

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer

/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Hudson Pacific Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hudson Pacific Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hudson Pacific Properties, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hudson Pacific Properties, Inc.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Pacific Properties, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

/s/    ERNST & YOUNG LLP

Irvine, California
March 2, 2015

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS
Land	$620,805	$570,671
Building and improvements	1,284,602	1,199,242
Tenant improvements	116,317	99,625
Furniture and fixtures	13,721	14,383
Property under development	135,850	69,104
Total real estate held for investment	2,171,295	1,953,025
Accumulated depreciation and amortization	(134,657)	(108,411)
Investment in real estate, net	2,036,638	1,844,614
Cash and cash equivalents	17,753	30,356
Restricted cash	14,244	13,929
Accounts receivable, net	16,247	8,862
Notes receivable	28,268	—
Straight-line rent receivables	33,006	19,715
Deferred leasing costs and lease intangibles, net	102,023	108,402
Deferred finance costs, net	8,723	8,113
Interest rate contracts	3	192
Goodwill	8,754	8,754
Prepaid expenses and other assets	6,692	5,094
Assets associated with real estate held for sale	68,534	83,245
TOTAL ASSETS	$2,340,885	$2,131,276
LIABILITIES AND EQUITY
Notes payable	$918,059	$888,308
Accounts payable and accrued liabilities	36,844	26,118
Below-market leases, net	40,969	45,184
Security deposits	6,257	5,677
Prepaid rent	8,600	7,524
Interest rate contracts	1,750	—
Liabilities associated with real estate held for sale	43,214	45,124
TOTAL LIABILITIES	1,055,693	1,017,935
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475
EQUITY
Hudson Pacific Properties, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 authorized; 8.375% series B cumulative redeemable preferred stock, $25.00 liquidation preference, 5,800,000 shares outstanding at December 31, 2014 and 2013, respectively	145,000	145,000
Common stock, $0.01 par value, 490,000,000 authorized, 66,797,816 shares and 57,230,199 shares outstanding at December 31, 2014 and 2013, respectively	668	572
Additional paid-in capital	1,070,833	903,984
Accumulated other comprehensive deficit	(2,443)	(997)
Accumulated deficit	(34,884)	(45,113)
Total Hudson Pacific Properties, Inc. stockholders’ equity	1,179,174	1,003,446
Non-controlling interest—members in Consolidated Entities	42,990	45,683
Non-controlling common units in the Operating Partnership	52,851	53,737
TOTAL EQUITY	1,275,015	1,102,866
TOTAL LIABILITIES AND EQUITY	$2,340,885	$2,131,276

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Office
Rental	$156,806	$124,839	$88,459
Tenant recoveries	34,509	25,870	22,029
Parking and other	22,471	14,732	9,840
Total office revenues	213,786	165,441	120,328
Media & entertainment
Rental	22,138	23,003	23,598
Tenant recoveries	1,128	1,807	1,598
Other property-related revenue	15,751	15,072	14,733
Other	612	235	204
Total media & entertainment revenues	39,629	40,117	40,133
Total revenues	253,415	205,558	160,461
Operating expenses
Office operating expenses	78,372	63,434	50,599
Media & entertainment operating expenses	25,897	24,149	24,340
General and administrative	28,253	19,952	16,497
Depreciation and amortization	72,216	70,063	54,758
Total operating expenses	204,738	177,598	146,194
Income from operations	48,677	27,960	14,267
Other expense (income)
Interest expense	25,932	25,470	19,071
Interest income	(30)	(272)	(306)
Acquisition-related expenses	4,641	1,446	1,051
Other income	(14)	(99)	(92)
	30,529	26,545	19,724
Income (loss) from continuing operations before gain on sale of real estate	18,148	1,415	(5,457)
Gain on sale of real estate	5,538	—	—
Income (loss) from continuing operations	23,686	1,415	(5,457)
(Loss) income from discontinued operations	(164)	1,571	451
Impairment loss from discontinued operations	—	(5,580)	—
Net (loss) income from discontinued operations	(164)	(4,009)	451
Net income (loss)	$23,522	$(2,594)	$(5,006)
Net income attributable to preferred stock and units	(12,785)	(12,893)	(12,924)
Net income attributable to restricted shares	(274)	(300)	(295)
Net (income) loss attributable to non-controlling interest in consolidated entities	(149)	321	21
Net (income) loss attributable to common units in the Operating Partnership	(359)	633	1,014
Net income (loss) attributable to Hudson Pacific Properties, Inc. common stockholders	$9,955	$(14,833)	$(17,190)
Basic and diluted per share amounts:
Net income (loss) from continuing operations attributable to common stockholders	$0.15	$(0.20)	$(0.42)
Net (loss) income from discontinued operations	—	(0.07)	0.01
Net income (loss) attributable to common stockholders’ per share—basic	$0.15	$(0.27)	$(0.41)
Net income (loss) attributable to common stockholders’ per share—diluted	0.15	(0.27)	(0.41)
Weighted average shares of common stock outstanding—basic	65,792,447	55,182,647	41,640,691
Weighted average shares of common stock outstanding—diluted	66,509,447	55,182,647	41,640,691

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$23,522	$(2,594)	$(5,006)
Other comprehensive income (loss): cash flow hedge adjustment	(1,499)	303	(429)
Comprehensive income (loss)	22,023	(2,291)	(5,435)
Comprehensive income attributable to preferred stock and units	(12,785)	(12,893)	(12,924)
Comprehensive income attributable to restricted shares	(274)	(300)	(295)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(149)	321	21
Comprehensive (income) loss attributable to common units in the Operating Partnership	(306)	620	1,039
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$8,509	$(14,543)	$(17,594)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Balance, January 1, 2012	33,840,854	$338	$87,500	$552,043	$(13,685)	$(883)	$63,356	$—	$688,669
Contributions	—	—	—	—	—	—	—	1,481	1,481
Proceeds from sale of common stock, net of underwriters' discount	13,225,000	132	—	190,666	—	—	—	—	190,798
Common stock issuance transaction costs	—	—	—	(727)	—	—	—	—	(727)
Issuance of Series B Cumulative Redeemable Preferred Stock	—	—	57,500	—	—	—	—	—	57,500
Series B stock issuance transaction costs	—	—	—	(1,870)	—	—	—	—	(1,870)
Issuance of unrestricted stock	7,094	—	—	—	—	—	—	—	—
Issuance of restricted stock	268,060	2	—	(2)	—	—	—	—	—
Forfeiture of restricted stock	(1,474)	—	—	—	—	—	—	—	—
Shares repurchased	(71,180)	—	—	(1,385)	—	—	—	—	(1,385)
Declared Dividend	—	—	(12,144)	(21,972)	—	—	(1,227)	—	(35,343)
Amortization of stock based compensation	—	—	—	4,314	—	—	—	—	4,314
Net income (loss)	—	—	12,144	—	(16,895)	—	(1,014)	(21)	(5,786)
Cash Flow Hedge Adjustment	—	—	—	—	—	(404)	(25)	—	(429)
Exchange of Non-controlling Interests — Common units in the Operating Partnership for common stock	228,378	3	—	5,538	—	—	(5,541)	—	—
Balance, December 31, 2012	47,496,732	$475	$145,000	$726,605	$(30,580)	$(1,287)	$55,549	$1,460	$897,222
Contributions	—	—	—	—	—	—	—	45,704	45,704
Distributions	—	—	—	—	—	—	—	(1,160)	(1,160)
Proceeds from sale of common stock, net of underwriters’ discount	9,812,644	98	—	202,444	—	—	—	—	202,542
Common stock issuance transaction costs	—	—	—	(577)	—	—	—	—	(577)
Issuance of unrestricted stock	5,756	—	—	—	—	—	—	—	—
Issuance of restricted stock	44,219	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	(3,415)	—	—	—	—	—	—	—	—
Shares repurchased	(125,737)	(1)		(2,755)	—	—	—	—	(2,756)
Declared Dividend	—	—	(12,144)	(28,415)			(1,192)	—	(41,751)
Amortization of stock-based compensation	—	—		6,682				—	6,682

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY—(Continued)
(in thousands, except share and per share amounts)

	Hudson Pacific Properties, Inc. Stockholders’ Equity
	Common Shares	Stock Amount	Series B Cumulative Redeemable Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Deficit) Income	Non- controlling Interests — Common units in the Operating Partnership	Non-controlling Interest - Members in Consolidated Entities	Total Equity
Net income (loss)	—	—	12,144	—	(14,533)	—	(633)	(321)	(3,343)
Cash Flow Hedge Adjustment	—	—	—	—	—	290	13	—	303
Balance, December 31, 2013	57,230,199	$572	$145,000	$903,984	$(45,113)	$(997)	$53,737	$45,683	$1,102,866
Distributions	—	—	—	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common stock, net of underwriters’ discount	9,563,500	96	—	197,372	—	—	—	—	197,468
Common stock issuance transaction costs	—	—	—	(1,599)	—	—	—	—	(1,599)
Issuance of unrestricted stock	6,922	—	—	—	—	—	—	—	—
Shares repurchased	(2,805)	—	—	(3,129)	—	—	—	—	(3,129)
Declared Dividend	—	—	(12,144)	(33,774)	—	—	(1,192)	—	(47,110)
Amortization of stock-based compensation	—	—		7,979	—	—	—	—	7,979
Net income (loss)	—	—	12,144	—	10,229	—	359	149	22,881
Cash Flow Hedge Adjustment	—	—	—	—	—	(1,446)	(53)	—	(1,499)
Balance, December 31, 2014	66,797,816	$668	$145,000	$1,070,833	$(34,884)	$(2,443)	$52,851	$42,990	$1,275,015

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,522	$(2,594)	$(5,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,216	70,852	57,024
Amortization of deferred financing costs and loan premium, net	949	486	1,126
Amortization of stock-based compensation	7,559	6,454	4,212
Straight-line rent receivables	(13,362)	(10,383)	(3,365)
Amortization of above-market leases	2,026	2,542	3,757
Amortization of below-market leases	(7,661)	(8,570)	(7,321)
Amortization of lease incentive costs	425	36	91
Bad debt expense (recovery)	(97)	959	724
Amortization of ground lease intangible	248	247	247
Amortization of discount and net origination fees on notes receivable	(156)	—	—
Gain / Loss on real estate	(5,538)	5,580	—
Change in operating assets and liabilities:
Restricted cash	(333)	807	(4,801)
Accounts receivable	(7,375)	3,557	(4,203)
Deferred leasing costs and lease intangibles	(12,266)	(24,213)	(5,496)
Prepaid expenses and other assets	(1,602)	(803)	323
Accounts payable and accrued liabilities	3,114	957	4,554
Security deposits	485	(500)	232
Prepaid rent	1,014	(3,867)	723
Net cash provided by operating activities	$63,168	$41,547	$42,821
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	$(123,298)	$(87,153)	$(27,150)
Property acquisitions	(113,580)	(389,883)	(392,320)
Acquisition of notes receivable	(28,112)	—	(4,000)
Proceeds from sale of real estate	18,629	52,994	—
Net cash used in investing activities	$(246,361)	$(424,042)	$(423,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$448,972	$444,927	$326,738
Payments of notes payable	(417,508)	(202,122)	(143,761)
Proceeds from issuance of common stock	197,468	202,542	190,798
Common stock issuance transaction costs	(1,599)	(577)	(727)
Proceeds from issuance of Series B cumulative redeemable preferred stock	—	—	57,500
Series B stock issuance transaction costs	—	—	(1,870)
Dividends paid to common stock and unit holders	(34,966)	(29,607)	(23,199)
Dividends paid to preferred stock and unit holders	(12,785)	(12,893)	(12,924)
Redemption of 6.25% series A cumulative redeemable preferred units	(298)	(2,000)	—
Distribution to non-controlling member in consolidated real estate entity	(2,842)	(1,160)	—
Repurchase of vested restricted stock	(3,129)	(2,756)	(1,385)
Payment of loan costs	(2,723)	(2,407)	(5,322)
Net cash provided by financing activities	$170,590	$393,947	$385,848
Net (decrease) increase in cash and cash equivalents	(12,603)	11,452	5,199
Cash and cash equivalents—beginning of period	$30,356	$18,904	$13,705
Cash and cash equivalents—end of period	$17,753	$30,356	$18,904

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$32,107	$28,894	$18,586
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(4,720)	$(2,554)	$(751)
Assumption of secured debt in connection with property acquisitions (Notes 3 and 6)	$—	$102,299	$—
Assumption of other assets and liabilities in connection property acquisitions, net (Note 3)	$—	$(2,423)	$(889)
Non-controlling interest in consolidated real estate entity (Note 3)	$—	$45,704	$1,481

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

The Partners of Hudson Pacific Properties, L.P.

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the “Operating Partnership”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations effective January 1, 2014.

/s/    ERNST & YOUNG LLP

Irvine, California
March 2, 2015

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per unit data)

	December 31, 2014	December 31, 2013
ASSETS
REAL ESTATE ASSETS
Land	$620,805	$570,671
Building and improvements	1,284,602	1,199,242
Tenant improvements	116,317	99,625
Furniture and fixtures	13,721	14,383
Property under development	135,850	69,104
Total real estate held for investment	2,171,295	1,953,025
Accumulated depreciation and amortization	(134,657)	(108,411)
Investment in real estate, net	2,036,638	1,844,614
Cash and cash equivalents	17,753	30,356
Restricted cash	14,244	13,929
Accounts receivable, net	16,247	8,862
Notes receivable	28,268	—
Straight-line rent receivables	33,006	19,715
Deferred leasing costs and lease intangibles, net	102,023	108,402
Deferred finance costs, net	8,723	8,113
Interest rate contracts	3	192
Goodwill	8,754	8,754
Prepaid expenses and other assets	6,692	5,094
Assets associated with real estate held for sale	68,534	83,245
TOTAL ASSETS	$2,340,885	$2,131,276
LIABILITIES
Notes payable	$918,059	$888,308
Accounts payable and accrued liabilities	36,844	26,118
Below-market leases, net	40,969	45,184
Security deposits	6,257	5,677
Prepaid rent	8,600	7,524
Interest rate contracts	1,750	—
Liabilities associated with real estate held for sale	43,214	45,124
TOTAL LIABILITIES	1,055,693	1,017,935
6.25% series A cumulative redeemable preferred units of the Operating Partnership	10,177	10,475
CAPITAL
Partners' Capital:
8.375% series B cumulative redeemable preferred units, 5,800,000 units issued and outstanding at December 31, 2014 and 2013, respectively ($25.00 per unit liquidation preference,)	145,000	145,000
Common units, 69,180,379 and 59,612,762 issued and outstanding at December 31, 2014 and 2013, respectively	1,087,025	912,183
Total Hudson Pacific Properties, Inc. Capital	1,232,025	1,057,183
Non-controlling interest—members in Consolidated Entities	42,990	45,683
TOTAL CAPITAL	1,275,015	1,102,866
TOTAL LIABILITIES AND CAPITAL	$2,340,885	$2,131,276

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Office
Rental	$156,806	$124,839	$88,459
Tenant recoveries	34,509	25,870	22,029
Parking and other	22,471	14,732	9,840
Total office revenues	213,786	165,441	120,328
Media & entertainment
Rental	22,138	23,003	23,598
Tenant recoveries	1,128	1,807	1,598
Other property-related revenue	15,751	15,072	14,733
Other	612	235	204
Total media & entertainment revenues	39,629	40,117	40,133
Total revenues	253,415	205,558	160,461
Operating expenses
Office operating expenses	78,372	63,434	50,599
Media & entertainment operating expenses	25,897	24,149	24,340
General and administrative	28,253	19,952	16,497
Depreciation and amortization	72,216	70,063	54,758
Total operating expenses	204,738	177,598	146,194
Income from operations	48,677	27,960	14,267
Other expense (income)
Interest expense	25,932	25,470	19,071
Interest income	(30)	(272)	(306)
Acquisition-related expenses	4,641	1,446	1,051
Other income	(14)	(99)	(92)
	30,529	26,545	19,724
Income (loss) from continuing operations before gain on sale of real estate	18,148	1,415	(5,457)
Gain on sale of real estate	5,538	—	—
Income (loss) from continuing operations	23,686	1,415	(5,457)
(Loss) income from discontinued operations	(164)	1,571	451
Impairment loss from discontinued operations	—	(5,580)	—
Net (loss) income from discontinued operations	(164)	(4,009)	451
Net income (loss)	$23,522	$(2,594)	$(5,006)
Net (income) loss attributable to non-controlling interest in consolidated entities	(149)	321	21
Net income (loss) attributable to Hudson Pacific Properties, L.P.	$23,373	$(2,273)	$(4,985)
Preferred distributions - Series A units	(641)	(749)	(780)
Preferred distributions - Series B units	(12,144)	(12,144)	(12,144)
Total preferred distributions	$(12,785)	$(12,893)	$(12,924)
Net income attributable to restricted shares	$(274)	$(300)	$(295)
Net income (loss) available to common unitholders	$10,314	$(15,466)	$(18,204)
Basic and diluted per unit amounts:
Net income (loss) from continuing operations attributable to common unitholders	$0.15	$(0.20)	$(0.42)
Net income (loss) income from discontinued operations	—	(0.07)	0.01
Net income (loss) attributable to common unitholders per unit—basic	$0.15	$(0.27)	$(0.41)
Net income (loss) attributable to common unitholders per unit—diluted	$0.15	(0.27)	(0.41)
Weighted average shares of common units outstanding—basic	68,175,010	57,565,210	44,104,771
Weighted average shares of common units outstanding—diluted	68,721,339	57,565,210	44,104,771

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$23,522	$(2,594)	$(5,006)
Other comprehensive income (loss): cash flow hedge adjustment	(1,499)	303	(429)
Comprehensive income (loss)	22,023	(2,291)	(5,435)
Comprehensive income attributable to Series A preferred units	(641)	(749)	(780)
Comprehensive income attributable to Series B preferred units	(12,144)	(12,144)	(12,144)
Comprehensive income attributable to restricted shares	(274)	(300)	(295)
Comprehensive (income) loss attributable to non-controlling interest in consolidated real estate entities	(149)	321	21
Comprehensive income (loss) attributable to Hudson Pacific Properties, Inc. stockholders	$8,815	$(15,163)	$(18,633)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share and per unit amounts)

	Partners' Capital
	Preferred Units	Number of Common Units	Common Units	Total Partners' Capital	Non-controlling Interest - Members in Consolidated Entities	Total Capital
Balance, January 1, 2012	$87,500	36,451,795	$601,169	$688,669	$—	$688,669
Contributions	—	—		—	1,481	1,481
Proceeds from sale of common units, net of underwriters' discount	—	13,225,000	190,798	190,798	—	190,798
Common unit issuance transaction costs	—	—	(727)	(727)	—	(727)
Issuance of Series B Cumulative Redeemable Preferred Units	57,500	—		57,500	—	57,500
Series B unit issuance transaction costs	—	—	(1,870)	(1,870)	—	(1,870)
Issuance of unrestricted units	—	7,094		—	—	—
Issuance of restricted units	—	268,060		—	—	—
Forfeiture of restricted units	—	(1,474)		—	—	—
Units repurchased	—	(71,180)	(1,385)	(1,385)	—	(1,385)
Declared Distributions	(12,144)	—	(23,199)	(35,343)	—	(35,343)
Amortization of unit based compensation	—	—	4,314	4,314	—	4,314
Net income (loss)	12,144	—	(17,909)	(5,765)	(21)	(5,786)
Cash Flow Hedge Adjustment	—	—	(429)	(429)	—	(429)
Balance, December 31, 2012	$145,000	49,879,295	$750,762	$895,762	$1,460	$897,222
Contributions	—	—	—	—	45,704	45,704
Distributions	—	—	—	—	(1,160)	(1,160)
Proceeds from sale of common units, net of underwriters' discount	—	9,812,644	202,542	202,542	—	202,542
Common unit issuance transaction costs	—	—	(577)	(577)	—	(577)
Issuance of unrestricted units	—	5,756	—	—	—	—
Issuance of restricted units	—	44,219	—	—	—	—
Forfeiture of restricted units	—	(3,415)	—	—	—	—
Units repurchased		(125,737)	(2,756)	(2,756)	—	(2,756)
Declared Distributions	(12,144)	—	(29,607)	(41,751)	—	(41,751)
Amortization of unit based compensation		—	6,682	6,682	—	6,682
Net income (loss)	12,144	—	(15,166)	(3,022)	(321)	(3,343)
Cash Flow Hedge Adjustment	—	—	303	303	—	303
Balance, December 31, 2013	$145,000	59,612,762	$912,183	$1,057,183	$45,683	$1,102,866
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	(2,842)	(2,842)
Proceeds from sale of common units, net of underwriters' discount	—	9,563,500	197,468	197,468	—	197,468
Common unit issuance transaction costs	—	—	(1,599)	(1,599)	—	(1,599)
Issuance of unrestricted units	—	6,922	—	—	—	—
Units repurchased	—	(2,805)	(3,129)	(3,129)	—	(3,129)
Declared Distributions	(12,144)	—	(34,966)	(47,110)	—	(47,110)
Amortization of unit based compensation		—	7,979	7,979	—	7,979
Net income (loss)	12,144	—	10,588	22,732	149	22,881
Cash Flow Hedge Adjustment	—	—	(1,499)	(1,499)	—	(1,499)
Balance, December 31, 2014	$145,000	69,180,379	$1,087,025	$1,232,025	$42,990	$1,275,015

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,522	$(2,594)	$(5,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,216	70,852	57,024
Amortization of deferred financing costs and loan premium, net	949	486	1,126
Amortization of stock-based compensation	7,559	6,454	4,212
Straight-line rent receivables	(13,362)	(10,383)	(3,365)
Amortization of above-market leases	2,026	2,542	3,757
Amortization of below-market leases	(7,661)	(8,570)	(7,321)
Amortization of lease incentive costs	425	36	91
Bad debt expense (recovery)	(97)	959	724
Amortization of ground lease intangible	248	247	247
Amortization of discount and net origination fees on notes receivable	(156)	—	—
Gain / Loss on real estate	(5,538)	5,580	—
Change in operating assets and liabilities:
Restricted cash	(333)	807	(4,801)
Accounts receivable	(7,375)	3,557	(4,203)
Deferred leasing costs and lease intangibles	(12,266)	(24,213)	(5,496)
Prepaid expenses and other assets	(1,602)	(803)	323
Accounts payable and accrued liabilities	3,114	957	4,554
Security deposits	485	(500)	232
Prepaid rent	1,014	(3,867)	723
Net cash provided by operating activities	$63,168	$41,547	$42,821
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment property	$(123,298)	$(87,153)	$(27,150)
Property acquisitions	(113,580)	(389,883)	(392,320)
Acquisition of notes receivable	(28,112)	—	(4,000)
Proceeds from sale of real estate	18,629	52,994	—
Net cash used in investing activities	$(246,361)	$(424,042)	$(423,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$448,972	$444,927	$326,738
Payments of notes payable	(417,508)	(202,122)	(143,761)
Proceeds from issuance of common units	197,468	202,542	190,798
Common units issuance transaction costs	(1,599)	(577)	(727)
Proceeds from issuance of Series B cumulative redeemable preferred units	—	—	57,500
Series B unit issuance transaction costs	—	—	(1,870)
Distributions paid to common unitholders	(34,966)	(29,607)	(23,199)
Distributions paid to preferred unitholders	(12,785)	(12,893)	(12,924)
Redemption of 6.25% series A cumulative redeemable preferred units	(298)	(2,000)	—
Distribution to non-controlling member in consolidated real estate entity	(2,842)	(1,160)	—
Repurchase of vested restricted units	(3,129)	(2,756)	(1,385)
Payment of loan costs	(2,723)	(2,407)	(5,322)
Net cash provided by financing activities	$170,590	$393,947	$385,848
Net (decrease) increase in cash and cash equivalents	(12,603)	11,452	5,199
Cash and cash equivalents—beginning of period	$30,356	$18,904	$13,705
Cash and cash equivalents—end of period	$17,753	$30,356	$18,904

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of amounts capitalized	$32,107	$28,894	$18,586
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable and accrued liabilities for investment in property	$(4,720)	$(2,554)	$(751)
Assumption of secured debt in connection with property acquisitions (Notes 3 and 6)	$—	$102,299	$—
Assumption of other assets and liabilities in connection property acquisitions, net (Note 3)	$—	$(2,423)	$(889)
Non-controlling interest in consolidated real estate entity (Note 3)	$—	$45,704	$1,481

The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements
(In thousands, except square footage and share data or as otherwise noted)

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

Since the completion of the IPO, the concurrent private placement, and the related formation transactions, we have been a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through our controlling interest in Hudson Pacific Properties, L.P. ("our operating partnership" or the “Operating Partnership” and is also referred to in these financial statements as the "Company", "we", "us", or "our") and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and media and entertainment properties. As of December 31, 2014, we owned a portfolio of 26 office properties and two media and entertainment properties. These properties are located in California and Washington.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership and all of our wholly owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, and all wholly owned and controlled subsidiaries of the Operating Partnership. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior period amounts in the consolidated financial statements have been reclassified to reflect properties held for sale.

Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its accrued liabilities, and its performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Investment in Real Estate Properties

The properties are carried at cost less accumulated depreciation and amortization. The Company assigns the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangible assets and liabilities based on their estimated fair values in accordance with GAAP. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Acquisition-related expenses associated with acquisition of operating properties are expensed in the period incurred.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Company records acquired “above and below” market leases at fair value using discount rates that reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Capitalized personnel costs were approximately $3.1 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. Interest is capitalized on the construction in progress at a rate equal to the Company’s weighted average cost of debt. Capitalized interest was approximately $6.9 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively. Construction and development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as they are incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as they are incurred.

The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, 5 or 7 years for furniture and fixtures and equipment, and over the shorter of asset life or life of the lease for tenant improvements. Above- and below-market lease intangibles are amortized to revenue over the remaining non-cancellable lease terms and bargain renewal periods, if applicable. Other in-place lease intangibles are amortized to expense over the remaining non-cancellable lease term. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

The Company assesses the carrying value of real estate assets and related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company recognizes impairment losses to the extent the carrying amount exceeds the fair value of the properties. Properties held for sale are recorded at the lower of cost or estimated fair value less cost to sell. The Company recorded $5.6 million of impairment charges related to a property that it sold during the year ended December 31, 2013 with no comparable charge for the year ended December 31, 2014. There was one property held for sale at December 31, 2014 and no properties held for sale at December 31, 2013.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. Our goodwill balance as of December 31, 2014 and 2013, respectively, was $8.8 million. We do not amortize this asset but instead analyze it on an annual basis for impairment. No impairment indicators have been noted during the years ended December 31, 2014 and 2013.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks, plus all short-term investments with a maturity of three months or less when purchased.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for monthly rents and other charges. The Company maintains an allowance for doubtful accounts for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2014 and 2013, respectively, the Company has reserved $0.6 million and $0.3 million of straight-line receivables. The Company evaluates the collectability of accounts receivable based on a combination of factors. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Company’s historical collection experience. The Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. Historical experience has been within management’s expectations. The Company recognized $(97), $959 and $724 of bad debt (recovery) expense for the years ended December 31, 2014, 2013 and 2012, respectively.

The following summarizes our accounts receivable net of allowance for doubtful accounts as of:

	December 31, 2014	December 31, 2013
Accounts receivable	$17,287	$9,898
Allowance for doubtful accounts	(1,040)	(1,036)
Accounts receivable, net	$16,247	$8,862

Notes Receivable

On August 19, 2014, the Company entered into a loan participation agreement for a loan with a maximum principal of $140.0 million. The Company’s share was 23.77%, or $33.3 million. The note receivable is secured by a real estate property, has a balance of $28.5 million as of December 31, 2014, bears interest at 11.0% and matures on August 18, 2016. Interest is payable monthly with the principal due at maturity. The Company received a $0.4 million commitment fee as a result of this transaction. The balance as of December 31, 2014, net of the commitment fee, was $28.3 million and was classified as a Note Receivable on the Consolidated Balance Sheets.

Revenue Recognition

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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
(Tables in thousands, except square footage and share data)

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

Derivative Financial Instruments

The Company manages interest rate risk associated with borrowings by entering into interest rate derivative contracts. The Company recognizes all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and the changes in fair value are reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss), which is a component of equity. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company held three interest rate contracts as of December 31, 2014 and 2013, all of which have been accounted for as cash flow hedges as more fully described in note 6 below.

Stock-Based Compensation

Accounting Standard Codification, or ASC, Topic 718, Compensation—Stock Compensation (referred to as ASC Topic 718), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we are required to distribute at least 90% of our net taxable income, excluding net capital gains, to our stockholders and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Provided that we continue to qualify for taxation as a REIT, we are generally not subject to corporate level income tax on the earnings distributed currently to our stockholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

We have elected, together with one of our subsidiaries, to treat such subsidiary as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. Certain activities that we may undertake, such as non-customary services for our tenants and holding assets that we cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2014, the Company has not established a liability for uncertain tax positions.

The REIT and its TRS file income tax returns with the U.S. federal government and various state and local jurisdictions. The REIT and the TRS are no longer subject to tax examinations by tax authorities for years prior to 2011. Generally, The Company has assessed its tax positions for all open years, which includes 2011 to 2014, and concluded that there are no material uncertainties to be recognized.

Fair Value of Assets and Liabilities

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
(Tables in thousands, except square footage and share data)

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

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$92.0 million
Interest Rate Swaps	1	$64.5 million

Non-designated Hedges

For the years ended December 31, 2014 and 2013, all of the Company’s derivatives were designated as cash flow hedges.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2014 and 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate products	Interest rate contracts	$3	$192	Interest rate contracts	$1,750	—

Total		$3	$192		1,750	—

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the years ended December 31, 2014 and 2013.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	Year Ended December 31,
	2014	2013	2012
Beginning Balance of OCI related to interest rate contracts	$1,162	$1,465	$1,036
Unrealized Loss Recognized in OCI Due to Change in Fair Value of interest rate contracts	1,939	(121)	457
Loss Reclassified from OCI into Income (as Interest Expense)	(440)	(182)	(28)
Net Change in OCI	$1,499	$(303)	$429

Ending Balance of Accumulated OCI Related to Derivatives	$2,661	$1,162	$1,465
Allocation of OCI, non-controlling interests	(218)	(165)	(178)
Accumulated other comprehensive deficit	$2,443	$997	$1,287

Credit-Risk-Related Contingent Features

As of December 31, 2014, the Company had one derivatives that was in a net liability position.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Recently issued ASUs not listed below are not expected to have a material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

On June 19, 2014, the FASB issued their final standard to amend the accounting guidance for stock compensation tied to performance targets (ASU No. 2014-12). The issue is the result of a consensus of the FASB Emerging Issues Task Force (Issue No. 13-D). The standard requires that a performance target that could be achieved after the requisite service period be treated as a performance condition, and as a result, this type of performance condition may delay expense recognition until achievement of the performance target is probable. The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not expected to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On May 28, 2014, the FASB issued their final standard on revenue from contracts with customers. The guidance specifically notes that lease contracts with customers are a scope exception. The standard (ASU No. 2014-09) outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The ASU is effective for annual reporting periods (including interim periods) beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the guidance effective January 1, 2017 and is currently assessing the impact on our consolidated financial statements and notes to our consolidated financial statements.

On April 10, 2014, the FASB issued final guidance to change the criteria for reporting discontinued operations while enhancing disclosures in this area (ASU No. 2014-08). Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. As of January 1, 2014, we have early adopted the amended guidance and it resulted in the sale of Tierrasanta and the First Financial properties held for sale, not meeting the definition of a discontinued operation. As a result, the Company did not reclassify the properties' operations including the $5.5 million gain on sale of real estate into discontinued operations for the years ended December 31, 2014, 2013 and 2012.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

3. Investment in Real Estate

A summary of the activity of our investment in real estate including investment in real estate held for sale (First Financial, Tierrasanta and City Plaza) is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Investment in real estate
Beginning balance	$2,035,330	$1,475,955	$1,060,504
Acquisitions	114,008	538,322	390,370
Improvements, capitalized costs	128,018	89,707	27,901
Disposal	(37,615)	(9,638)	(2,820)
Cost of property sold	—	(59,016)	—
Ending Balance	$2,239,741	$2,035,330	$1,475,955
Reclassification to assets associated with real estate held for sale	(68,446)	(82,305)	—
Total Investment in real estate	$2,171,295	$1,953,025	$1,475,955

Accumulated depreciation
Beginning balance	$(116,342)	$(85,184)	$(53,329)
Additions	(50,044)	(41,454)	(34,675)
Deletions	23,825	10,296	2,820
Ending Balance	$(142,561)	$(116,342)	$(85,184)
Reclassification to assets associated with real estate held for sale	7,904	7,931	—
Total Accumulated depreciation	$(134,657)	$(108,411)	$(85,184)

Acquisitions

On December 6, 2014, the Company entered into an asset purchase agreement to acquire the EOP Northern California Portfolio from Blackstone Real Estate Partners V and VI ("Blackstone"). The EOP Northern California Portfolio consists of 26 high-quality office assets totaling approximately 8.2 million square feet and two development parcels located throughout the San Francisco Peninsula, Redwood Shores, Palo Alto Silicon Valley and San Jose Airport submarkets. The total consideration to be paid for the EOP Northern California Portfolio before certain credits, proration, and closing costs will be a cash payment equal to $1.75 billion and equity consideration totaling 63,474,791 shares of our common stock or common units of limited partnership interest in the Operating Partnership. The Company expects the transaction to close in late first quarter or early second quarter subject to customary closing conditions, including the receipt of the requisite stockholder approval for the equity issued in connection with the transaction.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During 2014, we acquired the following properties: Merrill Place, 3402 Pico Blvd., and 12655 Jefferson. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

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

During 2013, we acquired the following properties: 3401 Exposition, Pinnacle II, the Seattle Portfolio, and 1861 Bundy. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	3401 Exposition	Pinnacle II	Seattle Portfolio	1861 Bundy
Date of Acquisition	May 22, 2013	June 14, 2013	July 31, 2013	September 26, 2013	Total
Consideration paid
Cash consideration	$8,489	$1,505	$368,389	$11,500	$389,883
Notes Receivable	4,000	—	—	—	4,000
Debt Assumed	13,233	89,066	—	—	102,299
Non-controlling interest in consolidated real estate entity	—	45,704	—	—	45,704
Total consideration	$25,722	$136,275	$368,389	$11,500	$541,886
Allocation of consideration paid
Investment in real estate, net	$25,439	$134,289	$367,094	$11,500	$538,322
Deferred leasing costs and lease intangibles, net	—	12,637	21,619	—	34,256
Fair market unfavorable debt value	—	(5,820)	—	—	(5,820)
Below-market leases	—	(7,783)	(14,666)	—	(22,449)
Other (liabilities) asset assumed, net	283	2,952	(5,658)	—	(2,423)
Total consideration paid	$25,722	$136,275	$368,389	$11,500	$541,886

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During 2012, we acquired the following properties: 10900 Washington, 901 Market Street, Element LA (Olympic Bundy), 1455 Gordon Street and Pinnacle I. The results of operations for each of these acquisitions are included in our consolidated statements of operations from the date of acquisition. The following table represents our purchase price accounting for each of these acquisitions:

	10900 Washington	901 Market	Element LA	1455 Gordon Street	Pinnacle I
Date of Acquisition	April 5, 2012	June 1, 2012	September 5, 2012	September 21, 2012	November 8, 2012	Total
Consideration paid
Cash consideration	$2,605	$90,871	$88,436	$2,385	$208,023	$392,320
Non-controlling interest in consolidated real estate entity	—	—	—	—	1,481	1,481
Total consideration	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801
Allocation of consideration paid
Investment in real estate, net	$2,600	$97,187	$88,024	$2,384	$200,175	$390,370
Above-market leases	—	—	—	—	167	167
Leases in place	—	2,968	1,325	96	11,710	16,099
Other lease intangibles	—	548	46	22	3,456	4,072
Below-market leases	—	(10,249)	(666)	(27)	(5,076)	(16,018)
Other (liabilities) asset assumed, net	5	417	(293)	(90)	(928)	(889)
Total consideration paid	$2,605	$90,871	$88,436	$2,385	$209,504	$393,801

The table below shows the pro forma financial information for the years ended December 31, 2014 and 2013 as if these properties had been acquired as of January 1, 2013.

	Year Ended December 31,
	2014	2013
Total revenues	$253,924	$224,102
Net loss	$23,540	$(5,620)

Dispositions

On December 29, 2014, the Company entered into a purchase and sale agreement to sell its First Financial office property for $89.0 million (before certain credits, prorations, and closing costs). As a result, the Company has reclassified First Financial's assets and liabilities to held for sale as of December 31, 2014 and 2013. The transaction is subject to assumption of an existing $42.4 million loan and is expected to close in the first quarter of 2015. Pursuant to the Company's adoption of ASU No. 2014-08, the Company has not presented the operating results in net income (loss) from discontinued operations.

On July 16, 2014, the Company sold its Tierrasanta property for $19.5 million (before certain credits, prorations, and closing costs) and therefore, reclassified Tierrasanta's assets and liabilities to held for sale at July 16, 2014 and December 31, 2013. Pursuant to the Company's adoption of ASU No. 2014-08, the Company has not presented the operating results in net income (loss) from discontinued operations.

On May 31, 2013, the Company entered into an agreement to sell its City Plaza property for approximately $56.0 million (before certain credits, prorations, and closing costs). The transaction closed on July 12, 2013. The transaction resulted in an approximately $5.6 million impairment loss. The Company reclassified City Plaza’s results of operations for the years ended December 31, 2014, 2013 and 2012 to discontinued operations on its consolidated statements of operations.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The following table sets forth the discontinued operations for the years ended December 31, 2014, 2013 and 2012 for the City Plaza:

	Year Ended December 31,
	2014	2013	2012
Total office revenues	$—	$4,321	$5,695
Office operating expenses	(164)	(1,961)	(2,978)
Depreciation and amortization	—	(789)	(2,266)
Income from discontinued operations	$(164)	$1,571	$451
The following table summarizes the components that comprise the assets and liabilities associated with real estate held for sale as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
ASSETS
Investment in real estate, net	$60,542	$74,374
Restricted cash	2,839	2,821
Straight-line rent receivables	2,151	1,997
Deferred leasing costs and lease intangibles, net	2,457	3,693
Other	545	360
Assets associated with real estate held for sale	$68,534	$83,245

LIABILITIES AND EQUITY
Liabilities:
Notes payable	$42,449	$43,000
Accounts payable and accrued liabilities	322	1,393
Other	443	731
Liabilities associated with real estate held for sale	43,214	45,124
Equity	25,320	38,121
Total liabilities and equity associated with real estate held for sale	$68,534	$83,245

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

4. Deferred Leasing Costs and Lease Intangibles, net
The following summarizes our deferred leasing costs and lease intangibles as of:

	December 31, 2014	December 31, 2013
Above-market leases	$10,891	$14,869
Leases in place	60,130	83,793
Below-market ground leases	7,513	7,513
Other lease intangibles	26,731	35,651
Lease buy-out costs	4,597	3,107
Deferred leasing costs	38,912	28,270
	$148,774	$173,203
Accumulated amortization	(46,751)	(64,801)
Deferred leasing costs and lease intangibles, net	$102,023	$108,402

Below-market leases	57,420	67,284
Accumulated accretion	(16,451)	(22,100)
Below-market leases, net	$40,969	$45,184

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $20.9 million, $24.4 million, and $19.8 million, respectively, of amortization expense related to lease costs and in-place leases, and amortized $2.0 million, $2.5 million, and $3.8 million respectively, of above-market leases against rental revenue. As of December 31, 2014 and 2013, the weighted-average amortization period for lease intangibles was 6.17 years and 7.78 years, respectively.

As of December 31, 2014, the estimated aggregate amortization of deferred leasing costs and lease intangible assets, net for each of the next five years and thereafter are as follows:

Year ended	Deferred leasing costs and lease intangibles, net
2015	$19,096
2016	17,289
2017	14,087
2018	12,334
2019	10,976
Thereafter	28,241
$102,023

During the years ended December 31, 2014, 2013 and 2012, the Company amortized $7.7 million, $8.6 million, and $7.3 million, respectively of below-market leases in rental revenue. As of December 31, 2014 and 2013, the weighted-average amortization period for below-market leases was 6.54 years and 7.23 years, respectively.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

As of December 31, 2014 the estimated amortization of below-market leases, net for each of the next five years and thereafter are as follows:

Year ended	Below Market Lease
2015	$7,158
2016	6,798
2017	6,334
2018	5,609
2019	5,311
Thereafter	9,759
$40,969

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of:

	December 31, 2014	December 31, 2013
Prepaid insurance	$3,025	$2,677
Prepaid property taxes	427	5
Corporate furniture, fixtures and equipment, net of accumulated depreciation of $207 and $629 respectively	1,405	490
Trade name, net of accumulated amortization of $751 and $649, respectively	271	372
Other	1,564	1,626
Reclassification to assets associated with real estate held for sale	—	(76)
	$6,692	$5,094

Trade name is being amortized over a 10-year period from the date of acquisition of our Sunset Gower property on August 17, 2007.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

6. Notes Payable

The following table sets forth information as of December 31, 2014 with respect to our outstanding indebtedness (in thousands).

	Outstanding as of
Debt	December 31, 2014	December 31, 2013	Interest Rate(1)	Maturity Date
Unsecured revolving credit facility - new	$130,000	$—	LIBOR+1.15% to 1.55%	9/23/2018
Unsecured revolving credit facility	—	155,000	LIBOR+1.55% to 2.20%	N/A
Unsecured term loan	150,000	—	LIBOR+1.30% to 1.90%	9/23/2019
Mortgage loan secured by 3401 Exposition Boulevard(2)	—	13,233	LIBOR+3.80%	N/A
Mortgage loan secured by 6922 Hollywood Boulevard(3)	—	40,396	5.58%	N/A
Mortgage loan secured by 275 Brannan	15,000	15,000	LIBOR+2.00%	10/5/2015
Mortgage loan secured by Pinnacle II(4)	87,421	88,540	6.313%	9/6/2016
Mortgage loan secured by 901 Market(5)	49,600	49,600	LIBOR+2.25%	10/31/2016
Mortgage loan secured by Element LA(6)	59,490	566	LIBOR+1.95%	11/1/2017
Mortgage loan secured by Sunset Gower/Sunset Bronson(7)	97,000	97,000	LIBOR+2.25%	2/11/2018
Mortgage loan secured by Rincon Center(8)	104,126	105,853	5.134%	5/1/2018
Mortgage loan secured by First & King(9)	—	95,000	LIBOR+1.60%	N/A
Mortgage loan secured by Met Park North(10)	64,500	64,500	LIBOR+1.55%	8/1/2020
Mortgage loan secured by 10950 Washington(11)	28,866	29,300	5.316%	3/11/2022
Mortgage loan secured by Pinnacle I(12)	129,000	129,000	3.954%	11/7/2022
Subtotal	$915,003	$882,988
Unamortized loan premium, net(13)	3,056	5,320
Total	$918,059	$888,308
Mortgage loan on real estate held for sale:
Mortgage loan secured by First Financial(14)	$42,449	$43,000	4.580%	2/1/2022
	$960,508	$931,308
__________________

(1)	Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed, excluding the amortization of loan fees and costs.

(2)	This loan was assumed on May 22, 2013 in connection with the closing of our acquisition of the 3401 Exposition Boulevard property. This loan was paid off during 2014.

(3)	This loan was assumed on November 22, 2011 in connection with the closing of our acquisition of the 6922 Hollywood Boulevard property. This loan was paid off during 2014.

(4)
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

(5)
On October 29, 2012, we obtained a loan for our 901 Market property pursuant to which we borrowed $49.6 million upon closing, with the ability to draw up to an additional $11.9 million for budgeted base building, tenant improvements, and other costs associated with the renovation and lease-up of that property.

(6)
On November 24, 2014 we amended our construction loan for Element LA to, among other things, increase availability from $65.5 million to $102.4 million for budgeted site-work, construction of a parking garage, base building, tenant improvement, and leasing commission costs associated with the renovation and lease-up of the property.

(7)
On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% with respect to $50.0 million of the loan through February 11, 2016. On January 11, 2012 we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through February 11, 2016. Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92.0 million to $97.0 million, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(8)	This loan is amortizing based on a 30-year amortization schedule.

(9)	This loan was paid off during 2014.

(10)
This loan bears interest only at a rate equal to one-month LIBOR plus 1.55%. The full loan amount is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan's maturity on August 1, 2020.

(11)	This loan is amortizing based on a 30-year amortization schedule.

(12)
This loan bears interest only for the first five years. Beginning with the payment due December 6, 2017, monthly debt service will include annual debt amortization payments based on a 30-year amortization schedule.

(13)	Represents unamortized amount of the non-cash mark-to-market adjustment on debt associated with Pinnacle II.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

(14)
Beginning with the payment made March 1, 2014, monthly debt service includes principal payments based on a 30-year amortization schedule, for total annual debt service of $2.6 million. This note has been recorded as part of the liabilities associated with real estate held for sale (see note 3).

The Company presents its financial statements on a consolidated basis. Notwithstanding such presentation, except to the extent expressly indicated, such as in the case of the project financing for our Sunset Gower and Sunset Bronson properties, our separate property-owning subsidiaries are not obligors of or under the debt of their respective affiliates and each property-owning subsidiary’s separate liabilities do not constitute obligations of its respective affiliates.

The minimum future annual principal payments due on our secured and unsecured notes payable at December 31, 2014, excluding the non-cash loan premium amortization and the $42.4 million mortgage loan secured by First Financial, were as follows (in thousands):

Year ended	Annual Principal Payments
2015	$18,323
2016	138,199
2017	62,195
2018	328,320
2019	152,885
Thereafter	215,081
Total	$915,003

Senior Unsecured Revolving Credit Facility

On September 23, 2014, the Company amended and restated its $250.0 million unsecured revolving credit facility to increase the unsecured revolving credit facility from $250.0 million to $300.0 million, extend the term of that facility to September 23, 2018, and add a five-year, $150.0 million unsecured term loan facility with a group of lenders for which Wells Fargo Bank, N.A. acts as administrative agent, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated act as joint lead arrangers, and Bank of America, N.A. and Barclays Bank PLC, act as joint syndication agents, and Keybank, N.A., acts as documentation agent.

The $150.0 million unsecured term loan facility was fully drawn by the Company on the closing date to repay a $95.0 million loan secured by the Company’s 505 First Street and 83 King properties, with the remaining $55.0 million used to repay amounts outstanding under the Company’s prior unsecured revolving facility.

The Operating Partnership continues to be the borrower under the new facility, and the Company and all subsidiaries that own unencumbered properties will continue to provide guaranties unless the Company obtains and maintains a credit rating of at least BBB- from S&P or Baa3 from Moody’s, in which case such guaranties are not required except under limited circumstances.  Subject to the satisfaction of certain conditions and lender commitments, the Company may increase the availability of either or both of the unsecured revolving credit facility or term loan facility so long as the aggregate commitments under both facilities do not exceed $700.0 million.

Under the unsecured revolving credit facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 115 to 155 basis points per annum or a specified base rate plus 15 to 55 basis points per annum, depending on the Company’s leverage ratio. Under the term loan facility, the Company may elect to pay interest at a rate equal to either LIBOR plus 130 to 190 basis points per annum or a specified base rate plus 30 to 90 basis points per annum, again depending on the Company’s leverage ratio. If the Company obtains a credit rating for its senior unsecured long term indebtedness, it may make an irrevocable election to change the interest rate for the unsecured revolving credit facility to a rate equal to either LIBOR plus 87.5 to 165 basis points per annum or the specified base rate plus 0 to 65 basis points per annum, and for the term loan facility equal to either LIBOR plus 90 to 190 basis points per annum or the specified base rate plus 0 to 90 basis points per annum, in each case depending on the credit rating.

The unsecured revolving credit facility is subject to a facility fee in an amount equal to the Company’s revolving credit commitments (whether or not utilized) multiplied by a rate per annum equal to 20 to 35 basis points, depending on the Company’s leverage ratio, or, if the Company makes the credit rating election, in an amount equal to the aggregate amount of its revolving

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

credit commitments multiplied by a rate per annum equal to 12.5 to 30 basis points, depending upon the credit rating. Unused amounts of the facility are no longer subject to a separate fee.

The Company’s ability to borrow under the facility remains subject to ongoing compliance with a number of customary restrictive covenants. In addition to these covenants, the facility also includes certain limitations on dividend payouts and distributions, limits on certain types of investments outside of the Company’s primary business, and other customary affirmative and negative covenants.

As of December 31, 2014, the Company was in compliance with its unsecured revolving credit facility’s financial covenants. As of December 31, 2014, we had total borrowing capacity of approximately $300.0 million under our unsecured revolving credit facility, $130.0 million of which had been drawn.

Repayment Guaranties

Sunset Gower and Sunset Bronson Loan

In connection with the $97.0 million loan secured by our Sunset Gower and Sunset Bronson properties, we have guaranteed in favor of and promised to pay to the lender 19.5% of the principal payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2014, the outstanding balance was $97.0 million, which results in a maximum guarantee amount for the principal under this loan of $18.9 million.

Element LA Loan

In connection with our Element LA construction loan, we have guaranteed in favor of and promised to pay to the lender 25.0% of the principal, together with all interest and any other sum payable under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2014, the outstanding balance was $59.5 million, which results in a maximum guarantee amount for the principal under this loan of $14.9 million. Upon the satisfaction of certain conditions, as defined in the repayment guaranty agreement, our liability with respect to the principal under this loan will be reduced to zero, unless certain further events, described in the guarantee occur, in which case our maximum liability as guarantor will be restored to 25.0% of the principal under the loan. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the core and shell construction. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.

275 Brannan Loan

In connection with our 275 Brannan loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2014, the outstanding balance was $15.0 million, which results in a maximum guarantee amount for the principal under this loan of $5.3 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed the improvements subject to this completion guaranty.

901 Market Loan

In connection with our 901 Market Street loan, we have guaranteed in favor of and promised to pay to the lender 35.0% of the principal under the loan in the event the borrower, a wholly-owned entity of our Operating Partnership, does not do so. At December 31, 2014, the outstanding balance was $49.6 million, which results in a maximum guarantee amount for the principal under this loan of $17.4 million. Furthermore, we agreed to guarantee the completion of the construction improvements including tenant improvements, as defined in the agreement, in the event of any default of the borrower. The borrower has completed various of the improvements subject to this completion guaranty. If the borrower fails to complete the remaining required work, the guarantor agrees to perform timely all of the completion obligations, as defined in the agreement.

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

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

7. Interest Rate Contracts

On February 11, 2011, we closed a five-year term loan totaling $92.0 million with Wells Fargo Bank, N.A., secured by our Sunset Gower and Sunset Bronson media and entertainment campuses. The loan bears interest at a rate equal to one-month LIBOR plus 3.50%. On March 16, 2011, we purchased an interest rate cap in order to cap one-month LIBOR at 3.715% on $50.0 million of the loan through its maturity on February 11, 2016. On January 11, 2012, we purchased an interest rate cap in order to cap one-month LIBOR at 2.00% with respect to $42.0 million of the loan through its maturity on February 11, 2016. We designated each of these interest rate cap contracts as a cash flow hedge for accounting purposes.

Effective August 22, 2013, the terms of this loan were amended to, among other changes, increase the outstanding balance from $92.0 million to $97.0 million and extend the maturity date from February 11, 2016 to February 11, 2018. The interest rate contracts described above were not changed in connection with this loan amendment.

On July 31, 2013, we closed a seven-year loan totaling $64.5 million with Union Bank, N.A., secured by our Met Park North property. The loan bears interest at a rate equal to one-month LIBOR plus 1.55%. The full loan is subject to an interest rate contract that swapped one-month LIBOR to a fixed rate of 2.1644% through the loan’s maturity on August 1, 2020.

The combined fair market value of the interest rate caps at December 31, 2014 and 2013 was $0.003 million and $0.192 million, respectively. The fair market value of the interest rate swap at December 31, 2014 was a $1.75 million liability.

8. Future Minimum Base Rents and Future Minimum Lease Payments

Our properties are leased to tenants under operating leases with initial term expiration dates ranging from 2015 to 2020. Approximate future combined minimum rentals (excluding tenant reimbursements for operating expenses and without regard to cancellation options) for properties at December 31, 2014 are presented below for the years/periods ended December 31. The table below does not include rents under leases at our media and entertainment properties with terms of one year or less.

Future minimum base rents under our operating leases in each of the next five years and thereafter are as follows (in thousands):

Year Ended	Non-cancelable	Subject to early termination options	Total
2015	$170,355	$826	$171,181
2016	168,323	3,437	171,760
2017	152,138	6,971	159,109
2018	139,835	9,628	149,463
2019	123,690	10,749	134,439
Thereafter	539,180	19,527	558,707
Total	$1,293,521	$51,138	$1,344,659
Future Minimum Lease Payments
In conjunction with the acquisition of the Sunset Gower property, our subsidiary, SGS Realty II, LLC, assumed a ground lease agreement (expiring March 31, 2060) with a related party for a portion of the land. As a result of the March 2011 rent adjustment, monthly rent increased to $31, whereas the monthly rent totaled $14 at the time of acquisition. The rental rate is subject to adjustment again in March 2018 and every seven years thereafter.
In conjunction with the acquisition of the Del Amo Office building, our subsidiary, Hudson Del Amo Office, LLC, assumed a ground sublease (expiring June 30, 2049) with an unrelated party. Rent under the ground sublease is $1.00 per year, with the sublessee being responsible for all impositions, insurance premiums, operating charges, maintenance charges, construction costs and other charges, costs and expenses that arise or may be contemplated under any provisions of the ground sublease.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

In conjunction with the acquisition of the 9300 Wilshire Boulevard building, our subsidiary, Hudson 9300 Wilshire, LLC, assumed a ground lease (expiring August 14, 2032) with an unrelated party. Minimum rent under the ground lease is $75 per year (additional rent under this lease of 6% of gross rentals less minimum rent, as defined in such lease, is not included in this amount).
In conjunction with the acquisition of the 222 Kearny Street building, our subsidiary, Hudson 222 Kearny, LLC, assumed a ground lease (expiring June 14, 2054) with an unrelated party. Minimum rent under the ground lease is the greater of $975 per year or 20.0% of the first $8,000 of the tenant’s “Operating Income” during any “Lease Year,” as such terms are defined in the ground lease. The table below reflects the $975 per year lease payment.
The following table provides information regarding our future minimum lease payments at December 31, 2014 under these lease agreements.

Year Ended	Future Minimum Lease Payments
2015	$1,417
2016	1,417
2017	1,417
2018	1,417
2019	1,417
Thereafter	49,408
Total	$56,493

9. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for notes payable are estimates based on rates currently prevailing for similar instruments of similar maturities using Level 2 inputs. The estimated fair values of interest-rate contract/cap arrangements were derived from estimated values based on observable market data for similar instruments.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$960,508	$969,259	$931,308	$940,435
Notes receivable	28,268	28,268	—	—
Derivative assets, disclosed as “Interest rate contracts”	3	3	192	192
Derivative liabilities, disclosed as “Interest rate contracts”	1,750	1,750	—	—

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

10. Equity

Non-controlling Interests

Common units in the Operating Partnership

Common units in the Operating Partnership consisted of 2,382,563 common units of partnership interests, or common units, not owned by us. Common units and shares of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Investors who own common units have the right to cause the Operating Partnership to redeem any or all of their common units for cash equal to the then-current market value of one share of common stock or, at our election, issue shares of our common stock in exchange for common units on a one-for-one basis. In February 2012, one of our common unit holders required us to redeem 155,878 common units, and in December 2012, one of our common unit holders required us to redeem 72,500 common units. In both cases, we elected, in accordance with our limited partnership agreement, to issue shares of our common stock in exchange for the common units to satisfy the redemption notice. Accordingly, our outstanding common units decreased from 2,610,941 common units outstanding to the current 2,382,563 common units outstanding, with a corresponding increase to our outstanding common stock as of the date of such exchanges, as reflected in the consolidated statements of equity under the caption “—Exchange of Non-Controlling Interest of Common Units in the Operating Partnership for Common Stock.”

Non-controlling interest—members in consolidated entities

Non-controlling interest—members in consolidated entities refers to our joint venture partner, Media Center Partners, LLC, with which we entered into a joint venture, Hudson MC Partners, LLC (the “Pinnacle JV”), to acquire The Pinnacle, a two-building (Pinnacle I and Pinnacle II), 625,640 square-foot office property located in Burbank, California. As of December 31, 2014, we own a 65.0% in the Pinnacle JV. As of December 31, 2012 and until the acquisition by the Pinnacle JV of the 231,864 square-foot Pinnacle II building on June 14, 2013, we owned a 98.25% interest in the Pinnacle JV, which owns the 393,776 square-foot Pinnacle I building.

6.25% series A cumulative redeemable preferred units of the Operating Partnership

6.25% series A cumulative redeemable preferred units of the Operating Partnership are 407,066 series A preferred units of partnership interest in the Operating Partnership, or series A preferred units, that are not owned by the Company. These series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit and became convertible at the option of the holder into common units or redeemable into cash or, at the Company's election, exchangeable for registered shares of common stock, after June 29, 2013. In October 2013, one of our series A preferred unit holders required us to redeem 80,000 series A preferred units. We elected to redeem these units for cash equal to the liquidation preference of $25.00 per unit. As a result of this redemption, our outstanding series A preferred units decreased from 419,014 units outstanding to 407,066 units outstanding. For a description of the conversion and redemption rights of the series A preferred units, please see “Description of the Partnership Agreement of Hudson Pacific Properties, L.P.—Material Terms of Our Series A Preferred Units” in our June 23, 2010 Prospectus.

8.375% Series B cumulative redeemable preferred stock

8.375% series B cumulative redeemable preferred stock are 5,800,000 shares of 8.375% preferred stock, with a liquidation preference of $25.00 per share, $0.01 par value per share. In December 2010, we completed the public offering of 3,500,000 share of our series B preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in part). Total proceeds from the offering, after deducting underwriting discount, were approximately $83.9 million (before transaction costs). On January 23, 2012, we completed the public offering of 2,300,000 of our series B cumulative preferred stock (including 300,000 shares of series B preferred stock issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares in full). Total proceeds from the offering, after deducting underwriting discount, were approximately $57.5 million (before transaction costs).

Dividends on our series B preferred stock are cumulative from the date of original issue and payable quarterly on or about the last calendar day of each March, June, September and December, at the rate of 8.375% per annum of its $25.00 per share liquidation preference (equivalent to $2.0938 per share per annum). If, following a change of control of the Company, either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the New York Stock Exchange, or NYSE, or quoted on the NASDAQ Stock Market, or NASDAQ (or listed or quoted on a successor exchange or quotation

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

system), holders of our series B preferred stock will be entitled to receive cumulative cash dividends from, and including, the first date on which both the change of control occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, at the increased rate of 12.375% per annum per share of the liquidation preference of our series B preferred stock (equivalent to $3.09375 per annum per share) for as long as either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted. Except in instances relating to preservation of our qualification as a REIT or in connection with a change of control of the Company, our series B preferred stock is not redeemable prior to December 10, 2015. On and after December 10, 2015, we may redeem our series B preferred stock in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. If at any time following a change of control either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not listed on the NYSE or quoted on NASDAQ (or listed or quoted on a successor exchange or quotation system), we will have the option to redeem our series B preferred stock, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and either our series B preferred stock (or any preferred stock of the surviving entity that is issued in exchange for our series B preferred stock) or the common stock of the surviving entity, as applicable, is not so listed or quoted, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to, but not including, the redemption date. Our series B preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by us, and it is not subject to any sinking fund or mandatory redemption and is not convertible into any of our other securities. For a full description of the Series B cumulative redeemable preferred stock, please see “Description of our Preferred Stock” in our December 7, 2010 Prospectus.

May 2012 Common Stock Offering

On May 18, 2012, we completed the public offering of 13,225,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,725,000 shares of our common stock at the public offering price of $15.00 per share. Funds affiliated with Farallon Capital Management, L.L.C. acquired 2,000,000 of the shares of common stock offered in this offering.

Total proceeds from the public offering, after underwriters’ discount, were approximately $190.8 million (before transaction costs).

February 2013 Common Stock Offering

On February 12, 2013, we completed the public offering of 8,000,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,200,000 shares of our common stock at the public offering price of $21.50 per share.

Total proceeds from the public offering, after underwriters’ discount, were approximately $189.9 million (before transaction costs).

January 2014 Common Stock Offering

On January 28, 2014, we completed the public offering of 8,250,000 shares of common stock and the exercise of the underwriters’ option to purchase an additional 1,237,500 shares of our common stock at the public offering price of $21.50 per share, less the underwriting discount.

Total proceeds from the public offering, after underwriters’ discount, were approximately $195.8 million (before transaction costs).

At-the-Market, or ATM, program

During the fourth quarter of 2012, we instituted a new At-the-Market, or ATM, program permitting sales of up to $125.0 million of stock. During the year ended December 31, 2014, we sold 76,000 shares of common stock at prices ranging from $21.92 to $22.07 per share under this ATM program. During the year ended December 31, 2013, we sold 612,644 shares of common stock at prices ranging from $20.55 to $22.27 per share under this ATM program. A cumulative total of $14.5 million has been sold as of December 31, 2014.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Exchange of Common Units for Common Stock

In February 2012, we elected to issue 155,878 shares of our common stock in exchange for a corresponding number of common units to satisfy the common unit redemption notice of Glenborough Fund XIV, L.P.

In December 2012, we elected to issue 72,500 shares of our common stock in exchange for a corresponding number of common units to satisfy the common unit redemption notice of Howard S. Stern.

Dividends

During the year ended December 31, 2014, we declared dividends on our common stock and non-controlling common partnership interests of $0.500 per share and unit. We also declared dividends on our series A preferred partnership interests of $1.5625 per unit. In addition, we declared dividends on our series B preferred shares of $2.09375 per share. The fourth quarter 2014 dividends were declared on December 19, 2014 and paid to holders of record on December 30, 2014.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

The Company’s dividends related to its common stock (CUSIP #444097109) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified	Return of Capital
3/21/2014	3/31/2014	$0.12500	$0.05647	$0.05647	$—	$0.06853
6/20/2014	6/30/2014	0.12500	0.05647	0.05647	—	0.06853
9/20/2014	9/30/2014	0.12500	0.05647	0.05647	—	0.06853
12/19/2014	12/30/2014	0.12500	0.05647	0.05647	—	0.06853
	Total	$0.50000	$0.22588	$0.22588	$—	$0.27412
		100%	45.176%			54.824%

The Company’s dividends related to its 8.375% Series B Cumulative Preferred Stock (CUSIP #444097208) and described above under “Dividends,” will be classified for United States federal income tax purposes as follows (unaudited):

			Ordinary Dividends
Record Date	Payment Date	Distributions per Share	Total	Non-qualified	Qualified
3/21/2014	3/31/2014	$0.52344	$0.52344	$0.52344	$—
6/20/2014	6/30/2014	0.52344	0.52344	0.52344	—
9/20/2014	9/30/2014	0.52344	0.52344	0.52344	—
12/19/2014	12/30/2014	0.52344	0.52344	0.52344	—
	Total	$2.09376	$2.09376	$2.09376	$—

Stock-Based Compensation

The Board of Directors awards restricted shares to non-employee board members on an annual basis as part of such board members’ annual compensation and to newly elected non-employee board members in accordance with our Board of

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Directors compensation program. The share-based awards are generally issued in the second quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years.

In addition, the Board of Directors awards restricted shares to employees on an annual basis as part of the employees’ annual compensation. The share-based awards are generally issued in the fourth quarter, and the individual share awards vest in equal annual installments over the applicable service vesting period, which is three years. These awards are generally subject to a two-year hold upon vesting.

The following table summarizes the restricted share activity for the year ended December 31, 2014 and status of all unvested restricted share awards to our non-employee board members and employees at December 31, 2014:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2012	632,344	$17.12
Granted	263,039	22.16
Vested	(350,788)	16.50
Canceled	(3,415)	16.09
Balance at December 31, 2013	541,180	$19.98
Granted	281,491	29.38
Vested	(275,051)	16.83
Canceled	(3,913)	20.44
Balance at December 31, 2014	543,707	$26.43

Year Ended December 31,	Non-Vested Shares Issued	Weighted Average Grant - dated Fair Value	Vested Shares	Total Vest-Date Fair Value (in thousands)
2014	281,491	$29.38	(275,051)	$9,794
2013	263,039	22.16	(350,788)	7,664
2012	268,060	20.33	(262,908)	5,096

We recognize the total compensation expense for time-vested shares on a straight-line basis over the vesting period based on the fair value of the award on the date of grant.

Hudson Pacific Properties, Inc. Outperformance Programs

In each of 2012, 2013 and 2014, the Compensation Committee of our Board of Directors adopted a Hudson Pacific Properties, Inc. Outperformance Program (individually, the “2012 OPP,” the “2013 OPP” and the “2014 OPP” and, together, the “OPPs”). Participants in the 2012 OPP, 2013 OPP and 2014 OPP may earn, in the aggregate, up to $10 million, $11 million and $12 million, respectively, of stock-settled awards based on our Total stockholder Return, or TSR, for the three-year period beginning January 1 of the year in which the applicable OPP was adopted and ending December 31 of 2014, 2015 or 2016, respectively.

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
(Tables in thousands, except square footage and share data)

the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the applicable performance period (if any).

With respect to the 2012 OPP, if we attain pro-rated TSR performance goals during 2012 and/or 2013 that yield hypothetical bonus pools of up to $2 million for 2012 performance and/or up to $4 million for combined 2012/2013 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2012 or 2013 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $10 million bonus pool limitation). Similarly, with respect to the 2013 OPP , if we attain pro-rated TSR performance goals during 2013 and/or 2014 that yield hypothetical bonus pools of up to $2 million for 2013 performance and/or up to $4 million for combined 2013/2014 performance, stock awards issued under the final bonus pool at the end of the applicable performance period will cover a number of shares in the aggregate at least equal to the number of shares that would have been subject to stock awards issued at the end of 2013 or 2014 (whichever is greater) based on our TSR performance and common stock price for such prior years (subject to reduction to comply with the $11 million bonus pool limitation).

At the end of the applicable three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in RSUs that vest in equal annual installments over the two years immediately following the applicable performance period (based on continued employment) and which carry tandem dividend equivalent rights. However, if the applicable performance period is terminated in connection with a change in control, OPP awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each OPP award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the applicable performance period on the total number of shares and RSUs ultimately issued or granted in respect of such OPP award, had such shares and RSUs been outstanding throughout the performance period.

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

The cost of the 2012 OPP, the 2013 OPP and the 2014 OPP (approximately $3.49 million, $4.14 million and $3.21 million, respectively, subject to a forfeiture adjustment equal to 6%, 6% and 10%, respectively, of the total cost) will be amortized through the final vesting period under a graded vesting expense recognition schedule.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The 2012 OPP, 2013 OPP and 2014 OPP were valued, in accordance with ASC 718, at an aggregate of approximately $3.49 million, $4.14 million and $3.21 million, respectively, utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The Monte Carlo simulation used a statistical formula underlying the Black-Scholes and binomial formulas and such simulation was run 100,000 times. For each simulation, the payoff is calculated at the settlement date, which is then discounted to the award date at a risk-free interest rate. The average of the values over all simulations is the expected value of the unit on the award date. Assumptions used in the valuations included (1) factors associated with the underlying performance of the Company’s stock price and total stockholder return over the term of the performance awards including total stock return volatility and risk-free interest and (2) factors associated with the relative performance of the Company’s stock price and total stockholder return when compared to the SNL Equity REIT Index. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. The fair value of the OPP awards is based on the sum of: (1) the present value of the expected payoff to the awards on the measurement date, if the TSR over the applicable measurement period exceeds performance hurdles of the absolute and the relative TSR components; and (2) the present value of the distributions payable on the awards. The ultimate reward realized on account of the OPP awards by the holders of the awards is contingent on the TSR achieved on the measurement date, both in absolute terms and relative to the TSR of the SNL Equity REIT Index. The per unit fair value of each 2012 OPP award, 2013 OPP award and 2014 OPP award was estimated on the date of grant using the following assumptions in the Monte Carlo valuation: expected price volatility for the Company and the SNL Equity REIT index of 36% and 35%, 33% and 25%, and 28% and 26%, respectively; a risk-free rate of 0.40%, 0.38% and 0.77%, respectively; and total dividend payments over the measurement period of $1.62, $1.50 and $1.50, respectively, per share.

For the years ended December 31, 2014 and 2013, $7,979 and $6,682, respectively, of non-cash compensation expense for all stock compensation was recognized as additional paid-in capital, of which $7,559 and $6,454, respectively, was included in general and administrative expenses, with the remaining $420 and $228, respectively, of stock compensation capitalized to tenant improvements and deferred leasing costs and lease intangibles, net.

11. Related Party Transactions

Effective July 31, 2012, we consented to the assignment of a lease with a tenant of our 222 Kearny Street property to its subtenant, FJM Investments, LLC. The lease comprises approximately 3,707 square feet of the property’s space and had an initial lease term through May 31, 2014. The lease was extended to May 31, 2015. The monthly rental obligation under the lease for the remaining period is $0.012 million, the base rent component. FJM Investments, LLC was co-founded by and is co-owned by one of our independent directors, Robert M. Moran, Jr.

12. Commitments and Contingencies

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, our ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2014, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Concentrations

As of December 31, 2014, the majority of the Company’s properties were located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio. Further, for the years ended December 31, 2014 and 2013, approximately 16% and 20%, respectively, of the Company’s revenues were derived from tenants in the media and entertainment industry, which makes the Company susceptible to demand for rental space in such industry. Consequently, the Company is subject to the risks associated with an investment in real estate with a concentration of tenants in that industry.

Other

As of December 31, 2014, the Company has commitments to tenants to deliver space totaling $45.2 million.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

13. Segment Reporting
The Company’s reporting segments are based on the Company’s method of internal reporting, which classifies its operations into two reporting segments: (i) office properties, and (ii) media and entertainment properties. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate NOI in the same manner. The Company considers NOI to be an appropriate supplemental financial measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. The Company defines NOI as operating revenues (including rental revenues, other property-related revenue, tenant recoveries and other operating revenues), less property-level operating expenses (which includes external management fees and property-level general and administrative expenses). NOI excludes corporate general and administrative expenses, depreciation and amortization, impairments, gain/loss on sale of real estate, interest expense, acquisition-related expenses and other non-operating items. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.
Summary information for the reportable segments for the year ended December 31, 2014 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$213,786	$39,629	$253,415
Operating expenses	78,372	25,897	104,269
Net operating income	$135,414	$13,732	$149,146
Summary information for the reportable segments for the year ended December 31, 2013 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$165,441	$40,117	$205,558
Operating expenses	63,434	24,149	87,583
Net operating income	$102,007	$15,968	$117,975
Summary information for the reportable segments for the year ended December 31, 2012 is as follows:

	Office Properties	Media and Entertainment Properties	Total
Revenue	$120,328	$40,133	$160,461
Operating expenses	50,599	24,340	74,939
Net operating income	$69,729	$15,793	$85,522
The following is reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP:

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

	December 31, 2014	December 31, 2013	December 31, 2012
Net operating income	$149,146	$117,975	$85,522
General and administrative	(28,253)	(19,952)	(16,497)
Depreciation and amortization	(72,216)	(70,063)	(54,758)
Interest expense	(25,932)	(25,470)	(19,071)
Interest income	30	272	306
Acquisition-related expenses	(4,641)	(1,446)	(1,051)
Other expense	14	99	92
Income (loss) from continuing operations before gain on sale of real estate	$18,148	$1,415	$(5,457)
There were no inter-segment sales or transfers during either of the years ended December 31, 2014 and 2013.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

14. Quarterly Financial Information (unaudited)

	Three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$68,787	$68,155	$62,129	$55,596
Income from operations	11,640	12,622	13,195	11,220
Net (loss) income from discontinued operations	—	(38)	(60)	(66)
Net income (loss)	885	11,415	6,689	4,533
Net (loss) income attributable to Hudson Pacific Properties, Inc. stockholders’	$(2,290)	$7,620	$3,365	$1,260
Net loss (income) from continuing operations attributable to common stockholders’ per share— basic and diluted	$(0.03)	$0.11	$0.05	$0.02
Net (loss) income from discontinued operations per share— basic and diluted	$—	$—	$—	$—
Net loss attributable to common stockholders’ per share— basic and diluted	$(0.03)	$0.11	$0.05	$0.02
Weighted average shares of common stock outstanding— basic and diluted	66,512,651	66,506,179	66,485,639	63,625,751

	Three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenues	$57,417	$53,348	$47,390	$47,403
Income from operations	10,407	5,170	7,314	3,668
Net (loss) income from discontinued operations	(37)	(155)	(4,552)	735
Net income (loss)	3,269	(2,752)	(3,428)	317
Net loss attributable to Hudson Pacific Properties, Inc. stockholders’	$(83)	$(5,694)	$(6,184)	$(2,872)
Net loss (income) from continuing operations attributable to common stockholders’ per share— basic and diluted	$—	$(0.10)	$(0.03)	$(0.07)
Net (loss) income from discontinued operations per share— basic and diluted	$—	$—	$(0.08)	$0.01
Net loss attributable to common stockholders’ per share— basic and diluted	$—	$(0.10)	$(0.11)	$(0.06)
Weighted average shares of common stock outstanding— basic and diluted	56,271,285	56,144,099	56,075,747	52,184,280

15. Subsequent Events

1455 Market Street Joint Venture

On January 7, 2015, we entered into a joint venture with Canada Pension Plan Investment Board ("CPPIB"), through which CPPIB purchased a 45% interest in our 1455 Market Street office property for a purchase price of $219.2 million (before certain credits, proration and closing costs).
.
January 2015 Common Stock Offering

On January 20, 2015, we completed the public offering of 11,000,000 shares of common stock and the exercise of the underwriters’ over-allotment option to purchase an additional 1,650,000 shares of our common stock at the public offering price of $31.75 per share. Total proceeds from the public offering, after underwriters’ discount, were approximately $385.2 million (before transaction costs).

Hudson Pacific Properties, Inc. 2015 Outperformance Program

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

The Compensation Committee adopted the 2015 Outperformance Program ("OPP") under our 2010 Incentive Award Plan. The OPP authorizes grants of incentive awards linked to our absolute and relative total stockholder return ("TSR") over the performance period beginning on January 1, 2015 and ending on the earlier to occur of December 31, 2017 or the date on which we experience a change in control. Each OPP award confers a percentage participation right in a dollar-denominated, stock-settled bonus pool, as well as certain dividend equivalent rights. Upon adoption of the OPP, the Compensation Committee granted Victor J. Coleman, Mark T. Lammas, Christopher Barton and Alex Vouvalides, each of whom is a named executive officer, OPP awards of 22.4%, 12%, 8% and 10%, respectively.

Under the OPP, a bonus pool of up to (but not exceeding) $15 million will be determined at the end of the performance period as the sum of: (i) 4% of the amount by which our TSR during the performance period exceeds 9% simple annual TSR (the absolute TSR component), plus (ii) 4% of the amount by which our TSR performance exceeds that of the SNL Equity REIT Index (on a percentage basis) over the performance period (the relative TSR component), except that the relative TSR component will be reduced on a linear basis from 100% to 0% for absolute TSR performance ranging from 7% to 0% simple annual TSR over the performance period. In addition, the relative TSR component may be a negative value equal to 4% of the amount by which we underperform the SNL Equity REIT Index by more than 3% per year during the performance period (if any). The target bonus pool is equal to $3.6 million, which would be attained if the Company achieves during the performance period (i) a TSR is equal to that of the SNL Equity REIT Index and (ii) a 10.5% simple annual TSR.

At the end of the three-year performance period, participants who remain employed with us will be paid their percentage interest in the bonus pool as stock awards based on the value of our common stock at the end of the performance period. Half of each such participant’s bonus pool interest will be paid in fully vested shares of our common stock and the other half will be paid in restricted stock units (RSUs) that vest in equal annual installments over the two years immediately following the performance period (based on continued employment) and carry tandem dividend equivalent rights. However, if the performance period is terminated prior to December 31, 2017 in connection with a change in control, OPP awards will be paid entirely in fully vested shares of our common stock immediately prior to the change in control. In addition to these share/RSU payments, each OPP award entitles its holder to a cash payment equal to the aggregate dividends that would have been paid during the performance period on the total number of shares and RSUs ultimately issued or granted in respect of such OPP award, had such shares and RSUs been outstanding throughout the performance period.

If a participant’s employment is terminated without “cause,” for “good reason” or due to the participant’s death or disability during the performance period (referred to as qualifying terminations), the participant will be paid his or her OPP award at the end of the performance period entirely in fully vested shares (except for the performance period dividend equivalent, which will be paid in cash at the end of the performance period). Any such payment will be pro-rated in the case of a termination without “cause” or for “good reason” by reference to the participant’s period of employment during the performance period. If we experience a change in control or a participant experiences a qualifying termination of employment, in either case, after December 31, 2017, any unvested RSUs that remain outstanding will accelerate and vest in full upon such event.

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule III - Consolidated Real Estate and Accumulated Depreciation
December 31, 2014
(In thousands)

		Initial Costs		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2014			Accumulated Depreciation at December 31, 2014	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2014	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Office
Technicolor Building(1)	$—	$6,599	$27,187	$25,460	$3,088	$6,599	$55,735	$62,334	$(13,316)	2008	2007
875 Howard Street Property(1)	—	18,058	41,046	12,436	1,180	18,058	54,662	72,720	(12,408)	Various	2007
Del Amo	—	—	18,000	1,167	—	—	19,167	19,167	(2,656)	1986	2010
9300 Wilshire	—	—	10,718	696	—	—	11,414	11,414	(1,427)	1965/2001	2010
222 Kearny(1)	—	7,563	23,793	2,768	—	7,563	26,561	34,124	(3,349)	Various	2010
Rincon Center	104,126	58,251	110,656	11,763	—	58,251	122,419	180,670	(14,755)	1985	2010
1455 Market(1)	—	41,226	34,990	25,934	—	41,226	60,924	102,150	(1,419)	1977	2010
10950 Washington	28,866	17,979	25,110	416	—	17,979	25,526	43,505	(3,329)	Various	2010
604 Arizona(1)	—	5,620	14,745	1,384	—	5,620	16,129	21,749	(1,385)	1950	2011
275 Brannan Street	15,000	4,187	8,063	14,026	1,115	4,187	23,204	27,391	(1,811)	1906	2011
625 Second Street(1)	—	10,744	42,650	(70)	—	10,744	42,580	53,324	(4,267)	1905	2011
6922 Hollywood	—	16,608	72,392	3,835	—	16,608	76,227	92,835	(7,551)	1965	2011
10900 Washington	—	1,400	1,200	735	—	1,400	1,935	3,335	(209)	1,973	2012
901 Market Street	49,600	17,882	79,305	13,719	—	17,882	93,024	110,906	(6,300)	1912/1985	2012
Element LA	59,490	79,769	19,755	69,529	9,225	79,769	98,509	178,278	(113)	1949	2012, 2013
Pinnacle I	129,000	28,518	171,657	3,976	—	28,518	175,633	204,151	(10,961)	2002	2012
Pinnacle II	87,421	15,430	115,537	208	—	15,430	115,745	131,175	(5,298)	2005	2013
3401 Exposition	—	14,120	11,319	9,953	1,028	14,120	22,300	36,420	(81)	1961	2013
First & King	—	35,899	184,437	5,619	—	35,899	190,056	225,955	(7,751)	1904/2009	2013
Met Park North	64,500	28,996	71,768	499	—	28,996	72,267	101,263	(3,011)	2000	2013
Northview	—	4,803	41,191	151	—	4,803	41,342	46,145	(2,354)	1991	2013
3402 Pico	—	16,410	2,136	1,066	627	16,410	3,829	20,239	—	1950	2014
Merrill Place		27,684	29,824	1,539	2	27,684	31,365	59,049	(1,307)	Various	2014
Jefferson		6,040	31,960	73	—	6,040	32,033	38,073	—	1985	2014
Icon	—	—	—	13,121	84	—	13,205	13,205	—	Ongoing	2008

		Initial Costs		Cost Capitalized subsequent to Acquisition		Gross Carrying Amount at December 31, 2014			Accumulated Depreciation at December 31, 2014(3)	Year Built / Renovated	Year Acquired
Property name	Encumbrances at December, 31 2014	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & All Improvements	Total
Media & Entertainment
Sunset Gower(2)	97,000	79,321	64,697	15,685	139	79,321	80,521	159,842	(15,856)	Various	2007, 2011, 2012
Sunset Bronson(2)	—	77,698	32,374	11,682	122	77,698	44,178	121,876	(13,743)	Various	2008
Total	$635,003	$620,805	$1,286,510	$247,370	$16,610	$620,805	$1,550,490	$2,171,295	$(134,657)
Real estate held for sale:
First Financial	42,449	8,115	52,137	8,194	—	8,115	60,331	68,446	(7,904)	1986	2010
	$677,452	$628,920	$1,338,647	$255,564	$16,610	$628,920	$1,610,821	$2,239,741	$(142,561)
______________________________

(1)	These properties are secured under our line of credit, which, as of December 31, 2014, has an outstanding balance of $130,000.

(2)
Effective August 22, 2013, the terms of this loan were amended to increase the outstanding balance from $92,000 to $97,000, reduce the interest rate from LIBOR plus 3.50% to LIBOR plus 2.25%, and extend the maturity date from February 11, 2016 to February 11, 2018.

(3)
The Company computes depreciation using the straight-line method over the estimated useful lives of 39 years for building and improvements, 15 years for land improvements, and over the shorter of asset life or life of the lease for tenant improvements.

The aggregate gross cost of property included above for federal income tax purposes approximated $2.2 billion, unaudited as of December 31, 2014.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2012 to December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Total Investment in real estate, beginning of year	$2,035,330	$1,475,955	$1,060,504
Additions during period:
Acquisitions	114,008	538,322	390,370
Improvements, capitalized costs	128,018	89,707	27,901
Total additions during period	242,026	628,029	418,271
Deductions during period
Disposal (fully depreciated assets and early terminations)	(23,977)	(9,638)	(2,820)
Cost of property sold	(13,638)	(59,016)	—
Total deductions during period	(37,615)	(68,654)	(2,820)
Ending balance, before reclassification to assets associated with real estate held for sale	2,239,741	2,035,330	1,475,955
Reclassification to assets associated with real estate held for sale	(68,446)	(82,305)	—
Total Investment in real estate, end of year	$2,171,295	$1,953,025	$1,475,955

Total accumulated depreciation, beginning of year	$(116,342)	$(85,184)	$(53,329)
Additions during period:
Depreciation of real estate	(50,044)	(41,454)	(34,675)
Total additions during period	(50,044)	(41,454)	(34,675)
Deductions during period:
Deletions	22,310	4,837	2,820
Write-offs due to sale	1,515	5,459	—
Total deductions during period	23,825	10,296	2,820
Ending balance, before reclassification to assets associated with real estate held for sale	(142,561)	(116,342)	$(85,184)
Reclassification to assets associated with real estate held for sale	7,904	7,931	—
Total accumulated depreciation, end of year	$(134,657)	$(108,411)	$(85,184)

Hudson Pacific Properties, Inc. And Hudson Pacific Properties, L.P.
Schedule IV - Mortgage Loan on Real Estate
December 31, 2014
(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loans Subject to Delinquent Principal or Interest
Subordinated debt:
Office - Los Angeles, CA	11%	8/18/2016	Interest Only	—	$28,528	$28,268	—
Total					$28,528	$28,268

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, INC.

Date:	March 2, 2015	/S/ MARK T. LAMMAS
Mark T. Lammas
Chief Financial Officer (principal financial officer)