Form 10-K/A
period 2014-12-31
Hudson Pacific Properties, L.P.
filed 2015-08-14
CIK 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A to Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains information from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL).
Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way any disclosures made in the Form 10-K.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

HUDSON PACIFIC PROPERTIES, INC.

March 3, 2015	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2015
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 3, 2015
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2015
Harout K. Diramerian
*	Director	March 3, 2015
Richard B. Fried
*	Director	March 3, 2015
Theodore R. Antenucci
*	Director	March 3, 2015
Jonathan M. Glaser
*	Director	March 3, 2015
Robert L. Harris II
*	Director	March 3, 2015
Mark D. Linehan
*	Director	March 3, 2015
Robert M. Moran, Jr.
*	Director	March 3, 2015
Barry A. Porter
*	Director	March 3, 2015
Patrick Whitesell

*By:	/s/ MARK T. LAMMAS
Attorney-in-Fact

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

March 3, 2015	/s/ VICTOR J. COLEMAN
VICTOR J. COLEMAN
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2015
Victor J. Coleman
/S/ MARK T. LAMMAS	Chief Financial Officer (Principal Financial Officer)	March 3, 2015
Mark T. Lammas
/S/ HAROUT K. DIRAMERIAN	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2015
Harout K. Diramerian
*	Director	March 3, 2015
Richard B. Fried
*	Director	March 3, 2015
Theodore R. Antenucci
*	Director	March 3, 2015
Jonathan M. Glaser
*	Director	March 3, 2015
Robert L. Harris II
*	Director	March 3, 2015
Mark D. Linehan
*	Director	March 3, 2015
Robert M. Moran, Jr.
*	Director	March 3, 2015
Barry A. Porter
*	Director	March 3, 2015
Patrick Whitesell

*By:	/s/ MARK T. LAMMAS
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of December 6, 2014, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and certain affiliates of The Blackstone Group L.P.(35)
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.(2)
3.2	Amended and Restated Bylaws of Hudson Pacific Properties, Inc.(2)
3.3	Form of Articles Supplementary of Hudson Pacific Properties, Inc.(9)
3.4	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc. (36)
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.(5)
4.2	Form of Certificate of Series B Preferred Stock of Hudson Pacific Properties, Inc.(9)
10.1	Form of Second Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.(9)
10.2	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.(8)
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.(8)
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Howard S. Stern.(8)
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.(8)
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.(8)
10.7	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.(8)
10.8	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.(8)
10.9	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark Burnett.(8)
10.10	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Richard B. Fried.(8)
10.11	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Jonathan M. Glaser.(8)
10.12	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark D. Linehan.(8)
10.13	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Robert M. Moran, Jr.(8)
10.14	Indemnification Agreement, dated June 29, 1010, by and between Hudson Pacific Properties, Inc. and Barry A. Porter.(8)
10.15	Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.(5) *
10.16	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(5) *
10.17	Hudson Pacific Properties, Inc. Director Stock Plan.(9) *
10.18	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Victor J. Coleman.(2) *
10.19	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Howard S. Stern.(2) *
10.20	Employment Agreement, dated as of May 14, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Mark T. Lammas.(4) *
10.21	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and Christopher Barton.(2) *
10.22	Employment Agreement, dated as of April 22, 2010, by and among Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and Dale Shimoda.(2) *
10.23	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.(1)
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